Form 10-Q
period 1994-12-31
FLORIDA STEEL CORP
filed 1995-02-10
CIK 37661

                                   FORM 10-Q


                       SECURITIES AND EXCHANGE COMMISSION
                                Washington, D.C.
                                     20549

(Mark One)

/X/      QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15 (d) OF THE
         SECURITIES EXCHANGE ACT OF 1934

For the quarter ended December 31, 1994

                                       or

/ / TRANSITION REPORT PURSUANT TO SECTION 13 OR 15 (d) OF THE SECURITIES EXCHANGE ACT OF 1934

Commission file number 1-5210

                           FLORIDA STEEL CORPORATION

Incorporated -- Florida                Employer Identification No. -- 59-0792436

                             1715 Cleveland Street
                             Tampa, Florida  33606

                               Mailing Address:
                                P. O. Box 31328
                             Tampa, Florida  33631
                    Telephone No. 251-8811 - Area Code 813

        Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15 (d) of the Securities Exchange Act of 1934 during the preceding 12 months, and (2) has been subject to such filing requirements for the past 90 days.


Yes    X     No
    -------     -------

         As of the date of this report, the registrant had 200 shares
                   $.01 par value common stock outstanding.

                         PART I   FINANCIAL INFORMATION

ITEM I.  FINANCIAL STATEMENTS

FLORIDA STEEL CORPORATION
CONDENSED STATEMENTS OF FINANCIAL POSITION
(AMOUNTS IN THOUSANDS)



                                                                            DECEMBER 31,                 MARCH 31,
                                                                                1994                       1994
                                                                            (UNAUDITED)
                                                                           -------------               -------------
     ASSETS
     CURRENT ASSETS
          Cash and cash equivalents                                          $      397                 $    1,774
          Accounts receivable, less allowance for estimated
            losses ($1,500 at December 31, 1994
            and $1,000 at March 31,1994)                                         69,974                     69,218
          Recoverable income taxes                                                  300                        300
          Inventories                                                           115,824                    115,210
          Other current assets                                                      456                      1,170
                                                                             ----------                 ----------
        TOTAL CURRENT ASSETS                                                    186,951                    187,672


    REAL ESTATE HELD FOR SALE                                                     7,600                      7,600

     PLANT AND EQUIPMENT                                                        255,475                    241,935
          Less allowances for depreciation                                      (27,894)                   (19,074)
                                                                             ----------                 ----------
                                                                                227,581                    222,861

     GOODWILL                                                                    95,066                     98,163

     DEFERRED FINANCING COSTS                                                     5,544                      7,367

     OTHER ASSETS                                                                    29                         43
                                                                             ----------                 ----------
                                                                             $  522,771                 $  523,706
                                                                             ==========                 ==========


FLORIDA STEEL CORPORATION
CONDENSED STATEMENTS OF FINANCIAL POSITION
(AMOUNTS IN THOUSANDS)

                                                                          DECEMBER 31,       MARCH 31,
                                                                              1994             1994
                                                                           (UNAUDITED)
                                                                           -----------      ----------
    LIABILITIES AND SHAREHOLDERS' EQUITY

    CURRENT LIABILITIES
         Current portion of long term borrowings                           $ 60,591            --
         Trade accounts payable                                              42,082         $  46,049
         Accrued salaries, wages and employee benefits                       13,708            17,388
         Other current liabilities                                           10,993             7,837
         Interest payable                                                     1,875             4,732
                                                                           --------         ---------
              TOTAL CURRENT LIABILITIES                                     129,249            76,006

    LONG-TERM BORROWINGS,
      (INCLUDING NOTE PAYABLE TO PARENT OF $51,000
      AT DECEMBER 31, 1994 AND $69,000 AT MARCH 31, 1994)                   188,098           247,128

    OTHER LIABILITIES                                                        22,805            28,721

    DEFERRED INCOME TAXES                                                    49,325            46,852


    SHAREHOLDERS' EQUITY
         Common stock, $.01 par value; 1,000 shares authorized;
            200 shares issued and outstanding                                --                --
         Capital in excess of par                                           156,000           150,000
         Deferred compensation                                               (3,975)           --
         Deficit                                                            (18,731)          (25,001)
                                                                           --------         ---------

              TOTAL SHAREHOLDERS' EQUITY                                    133,294           124,999
                                                                           --------         ---------

                                                                           $522,771         $ 523,706
                                                                           ========         =========



                       See notes to condensed financial statements.

FLORIDA STEEL CORPORATION
CONDENSED STATEMENTS OF OPERATIONS
(AMOUNTS IN THOUSANDS)

                                                        NINE MONTHS ENDED                THREE MONTHS ENDED
                                                           DECEMBER 31,                      DECEMBER 31,
                                                     1994             1993            1994              1993
                                                  (UNAUDITED)      (UNAUDITED)     (UNAUDITED)       (UNAUDITED)
                                                                   (RESTATED)
                                                 -------------    -------------   -------------     -------------
    Net sales                                      $ 469,597         $ 412,954      $ 147,826          $ 132,136

    Operating expenses:
       Cost of sales, excluding depreciation         402,924           370,604        123,894            120,031
       Selling and administrative                     22,167            16,785          7,061              5,920
       Depreciation                                   10,453            11,488          3,592              3,862
       Amortization of goodwill                        3,097             3,046          1,033              1,015
                                                   ---------         ---------      ---------          ---------
                                                     438,641           401,923        135,580            130,828
                                                   ---------         ----------     ---------          ---------
      INCOME FROM OPERATIONS                          30,956            11,031         12,246              1,308

    Other expenses:
       Interest                                       17,195            15,836          5,898              5,113
       Amortization of deferred financing costs        1,823             1,958            608                653
                                                   ---------         ---------      ---------          ---------
                                                      19,018            17,794          6,506              5,766
                                                   ---------         ---------      ---------          ---------
      INCOME (LOSS) BEFORE INCOME
        TAXES                                         11,938            (6,763)         5,740             (4,458)

    Income tax (benefit)                               5,668            (1,401)         2,553             (1,297)
                                                   ---------         ---------      ---------          ---------

      NET INCOME (LOSS)                            $   6,270         $  (5,362)     $   3,187          $  (3,161)
                                                   =========         =========      =========          =========


                        See notes to condensed financial statements.

FLORIDA STEEL CORPORATION
CONDENSED STATEMENTS OF CASH FLOWS
(AMOUNTS IN THOUSANDS)

                                                                                          NINE MONTHS ENDED DECEMBER 31,
                                                                                             1994                1993
                                                                                          (UNAUDITED)        (UNAUDITED)
                                                                                                              (RESTATED)
                                                                                        ---------------     -----------------
   OPERATING ACTIVITIES
    Net income (loss)                                                                      $  6,270             $ (5,362)
    Adjustments to reconcile net income (loss) to net cash
    provided by operating activities:
      Depreciation                                                                           10,453               11,488
      Amortization                                                                            4,920                5,005
      Provision for uncollectible accounts                                                      500                  442
      Deferred compensation                                                                     525                 --
      Deferred income taxes                                                                   2,473                4,658
      Loss on disposition of plant and equipment                                                398                  141
                                                                                           --------             --------
                                                                                             25,539               16,372
   Changes in operating assets and liabilities:
      Decrease (increase) in recoverable income taxes                                          --                   (730)
      Decrease (increase) in accounts receivable                                             (1,256)              (3,231)
      Decrease (increase) in inventories                                                       (614)             (14,781)
      Decrease (increase) in other current assets                                               714                  407
      Decrease (increase) in other assets                                                        14                 (209)
      Increase (decrease) in trade accounts payable                                          (3,967)               3,769
      Increase (decrease) in accrued salaries, wages, and employee benefits                  (3,680)                (984)
      Increase (decrease) in other current liabilities                                        3,156                 (869)
      Increase (decrease) in interest payable                                                (2,857)              (4,475)
      Increase (decrease) in other liabilities                                               (5,916)                (680)
                                                                                           --------             --------
                                                                                            (14,406)             (21,783)
                                                                                           --------             --------
   NET CASH PROVIDED BY (USED IN) OPERATING ACTIVITIES                                       11,133               (5,411)
                                                                                           --------             --------

   INVESTING ACTIVITIES
     Additions to plant and equipment                                                       (15,698)             (10,485)
     Proceeds from sales of plant and equipment                                                 127                  169
                                                                                           --------             --------
   NET CASH USED IN INVESTING ACTIVITIES                                                    (15,571)             (10,316)
                                                                                           --------             --------

   FINANCING ACTIVITIES
     Proceeds from sale of stock                                                              1,500                --
     Proceeds from short-term and long-term borrowings                                        1,561               16,679
                                                                                           --------             --------
   NET CASH PROVIDED BY FINANCING ACTIVITIES                                                  3,061               16,169
                                                                                           --------             --------

   NET INCREASE (DECREASE) IN CASH AND CASH EQUIVALENTS                                      (1,377)                 952

   Cash and cash equivalents at beginning of period                                           1,774                1,773
                                                                                           --------             --------

   CASH AND CASH EQUIVALENTS AT END OF PERIOD                                              $    397             $  2,675
                                                                                           ========             ========

See notes to condensed financial statements.

FLORIDA STEEL CORPORATION
NOTES TO CONDENSED FINANCIAL STATEMENTS

NOTE A -- BASIS OF PRESENTATION

These financial statements include the accounts of Florida Steel Corporation (the "Company") a subsidiary of FLS Holdings ("FLS" or "Holdings").

The accompanying unaudited condensed financial statements have been prepared in accordance with the instructions for Form 10-Q and, therefore, do not include all the information or footnotes necessary for a complete presentation of financial condition, results of operations and cash flows in conformity with generally accepted accounting principles. However, all adjustments which, in the opinion of management, are necessary for a fair presentation have been included. Such adjustments consisted of only normally recurring items.

It is suggested that these condensed financial statements be read in conjunction with the financial statements and the notes thereto included in the Company's latest annual report on Form 10-K. The results of the nine months ended December 31, 1994 are not necessarily indicative of the results to be expected for the fiscal year ending March 31, 1995.

NOTE B -- SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

Business Segment: The Company is engaged in steel production and the manufacture, fabrication, and marketing of steel products, primarily for use in construction and industrial markets.

Contract Revenue: Sales under contracts are recognized as deliveries of materials are made. Included in trade accounts receivable at December 31, 1994 and March 31, 1994 are receivables amounting to approximately $25,401,000 and $22,422,000 respectively, arising from the delivery of fabricated products under both short-term and long-term contracts.

Cash Equivalents: The Company considers all highly liquid investments, with a maturity of three months or less when purchased, to be cash equivalents.

Inventories: Inventories are stated at the lower of cost (determined principally by use of the first-in, first-out method) or market.

Real Estate Held for Sale: Real estate held for sale is carried at the lower of cost or estimated fair value.

Plant and Equipment: Major renewals and betterments are capitalized and depreciated over their estimated useful lives. Maintenance and repairs are charged against operations as incurred. Upon retirement or other disposition of plant and equipment, the cost and related allowances for depreciation are removed from the accounts and any resulting gain or loss is reflected in operations.

Plant start-up and other pre-operating costs of new facilities are charged against operations as incurred. For financial reporting purposes, the Company provides for depreciation of plant and equipment using the straight-line method over the estimated useful lives of 10 to 30 years for buildings and improvements and 3 to 18 years for machinery and equipment.

FLORIDA STEEL CORPORATION
NOTES TO  CONDENSED FINANCIAL STATEMENTS

NOTE B -- SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES - Continued

Goodwill: Goodwill consists of the excess of purchase price over the fair value of acquired assets and liabilities. Goodwill is stated at cost less accumulated amortization of $8,174,820 at December 31, 1994, and $5,077,155 at March 31, 1994 respectively, and is amortized over 25 years.

Deferred Financing Costs: The deferred financing costs as of December 31, 1994 are net of accumulated amortization of $5,027,649 and relate principally to the debt issued in December 1992. These amounts are amortized using the effective yield method over the term of the respective debt instruments, which range from 3 years to 8 years.

Income Taxes: The provision for income taxes is based on financial statement income and, therefore, includes deferred income taxes on items reported in different periods for income tax purposes. The Company adopted SFAS No. 109, "Accounting for Income Taxes" ("SFAS 109") effective October 1, 1992.


NOTE C -- INVENTORIES

Inventories consist of the following (amounts in thousands):

                                                        DECEMBER 31,           MARCH 31,
                                                           1994                  1994
                                                        ------------         ------------
          Finished goods                                 $  71,626            $   67,147
          Work in-process                                   19,706                23,201
          Raw materials and operating supplies              24,492                24,862
                                                         ---------            ----------
                                                         $ 115,824            $  115,210
                                                         =========            ==========


NOTE D -- REDEEMABLE PREFERRED STOCK

As of September 30, 1992, there were 1,600,806 shares of Redeemable Preferred Stock outstanding with a liquidation preference of $53.33 and cumulative quarterly dividends at the annual rate of 17.5%. As a result of the acquisition of FLS by Kyoei, holders of the Redeemable Preferred Stock became entitled to receive $18.128 per share, or an aggregate of $29,019,544.

In June and July 1992, two lawsuits purporting to be class actions on behalf of all holders of Redeemable Preferred Stock were filed in State Chancery Court in Delaware against Holdings and each of its directors. The suits challenged the consideration to be paid to holders of the Redeemable Preferred Stock in the Kyoei Steel Acquisition.

In October 1993, counsel for the plaintiffs in the Consolidated Action and counsel for the petitioners in the Appraisal Action reached an agreement in principle with counsel for Holdings to settle the Appraisal Action and the Consolidated Action. The parties filed the definitive documentation for the settlement, and applied for approval thereof by the Court of Chancery, on February 24, 1994. After notice to affected former holders of the Redeemable

FLORIDA STEEL CORPORATION
NOTES TO CONDENSED FINANCIAL STATEMENTS

NOTE D -- REDEEMABLE PREFERRED STOCK - Continued

Preferred Stock, at a hearing on May 5, 1994, the Court of Chancery entered an order (the "Settlement Order") (1) certifying a class consisting of all owners of the Redeemable Preferred Stock on June 26, 1992, and the successors in interest, transferees and assigns, excluding Kyoei and FLS Acquisition Corp., and (2) approving the settlement.

There were no appeals from the Settlement Order which, therefore, became final on June 6, 1994 and payments were made in June to those submitting their stock certificates. At December 31, 1994 approximately 52,485 shares have not been submitted.

Under the settlement, Holdings has agreed to pay: (a) to those persons and entities who owned shares of the Redeemable Preferred Stock on December 21, 1992, and who did not earlier receive payment of the $18.128 per share of price offered in the Kyoei Steel Acquisition, the amount of $18.128 per share; (b) to those persons and entities who owned shares of the Redeemable Preferred Stock on December 21, 1992, the amount of $0.707 per share; (c) to those persons and entities who were determined to have validly exercised appraisal rights as to shares of the Redeemable Preferred Stock which they owned on December 21, 1992, the additional amount of $0.40 per share; and (d) to the attorneys for the plaintiffs in the Consolidated Action and for the petitioners in the Appraisal Action, the amount of $325,000. To receive any such payments, the former owners of the Redeemable Preferred Stock must submit their stock certificates to Holdings, if they have not earlier done so.

NOTE E -- BORROWINGS
Long-term borrowings consist of the following (amounts in thousands):

                                                              December 31,            March 31,
                                                                  1994                   1994
                                                              ------------            ---------
           Revolving Credit Agreement                          $  55,610              $  41,279
           First Mortgage Notes                                  100,000                100,000
           Subordinated Intercompany Note                         50,000                 50,000
           Subordinated Debentures ("Debentures")                 13,035                 13,035
           Industrial Revenue Bonds                               10,875                 10,875
           Note to Parent                                            996                 19,122
           Equipment Trade Loan Agreements                         8,173                  2,817
           Bank of Tokyo Loan                                     10,000                 10,000
                                                               ---------              ---------

                                                                 248,689                247,128
                                                               ---------              ---------

           Less:  Current portion of long-term borrowings         60,591                 --
                                                               ---------              ---------
                                                               $ 188,098              $ 247,128
                                                               =========              =========

FLORIDA STEEL CORPORATION
NOTES TO CONDENSED FINANCIAL STATEMENTS

NOTE E -- BORROWINGS - Continued

The Debentures bear interest at 14.5% and mature in fiscal 2001, but may be redeemable if certain tests are met, at the option of the Company, in whole or in part from time to time, on and after December 31, 1994 at redemption prices (expressed as percentages of the outstanding principal amount) if redeemed during the twelve-month period commencing on November 15 of the year set forth below, plus, in each case accrued interest thereon to the date of redemption:

                         YEAR                              PERCENTAGE
                         ----                              ----------
                         1994                                 104%
                         1995                                 102%
                         1996 and thereafter                  100%

The Company entered into a revolving credit agreement with BT Commercial Corporation ("BTCC"), as agent, which consists of a three year revolving credit facility for making revolving credit loans and issuing letters of credit in the aggregate principal amount of up to $100 million (the "Revolving Credit Agreement"). Loans and letters of credit under the Revolving Credit Agreement are limited, in the aggregate, to the lesser of the $100 million commitment amount and a "borrowing base" amount. Letters of credit are subject to an aggregate sublimit of $30 million. The borrowing base will not exceed the sum of 85% of eligible accounts receivable plus 60% of eligible inventory that is scrap, billets, rebar, and merchant bars plus all other eligible inventory.
The Revolving Credit Agreement provides that the foregoing advance rates and the criteria for eligibility of accounts receivable and inventory may be adjusted by BTCC from time to time. Loans based on eligible inventory are subject to an inventory sublimit. The Revolving Credit Agreement is collateralized by first priority security interests in all accounts receivable and inventory of the Company.

The Revolving Credit Agreement contains (a) covenants standard for BTCC's secured financing generally and other covenants deemed appropriate by BTCC, including, without limitation, financial ratios, limitations on indebtedness, limitations on liens and limitations on loans, investments, dispositions of assets and dividends and distributions and (b) events of default deemed appropriate by BTCC. The Company is in compliance with these covenants at December 31, 1994. Under the Company's current projections, the Company will be in compliance with these covenants throughout the fiscal year. Continued compliance may be affected by events or circumstances beyond the control of the Company.

A portion of the loans under the Revolving Credit Agreement bear interest at a per annum rate equal to the Bankers Trust Company Prime Rate plus 1.75%, and a portion of the loans bear interest at a percent per annum rate equal to the Bankers Trust Company's 30-, 60-, or 90-day Eurodollar Rate (the "Eurodollar Rate") plus 3.25%. The average interest rate at December 31, 1994 was 9.5%.
In addition, the Revolving Credit Agreement provides for a .5% per annum unused line fee on the unused portion of the revolving credit facility.

FLORIDA STEEL CORPORATION
NOTES TO CONDENSED FINANCIAL STATEMENTS

NOTE E -- BORROWINGS - Continued

The First Mortgage Notes were issued under an indenture (the "Indenture") as of December 15, 1992 by and among the Company and Shawmut Bank Connecticut, N.A., as Trustee (the "Trustee"). The First Mortgage Notes are secured senior obligations of the Company limited in aggregate principal amount to $100,000,000 and will mature on December 15, 2000. Interest on the First Mortgage Notes will accrue at the rate of 11 1/2% per annum and will be payable semiannually on each June 15 and December 15, commencing on June 15, 1993, to the holder of record on the immediately preceding June 1 and December 1. Interest on the First Mortgage Notes will accrue from the most recent date to which interest has been paid or, if no interest has been paid, from the original date of issuance. Interest will be computed on the basis of a 360-day year comprised of twelve 30-day months.

The First Mortgage Notes will be redeemable, at the option of the Company, in whole or in part from time to time, on or after December 15, 1996 at redemption prices (expressed as percentages of the outstanding principal amount) if redeemed during the twelve-month period commencing on December 15 of the year set forth below, plus, in each case, accrued interest thereon to the date of redemption:

                        Year                            Percentage
                        ----                            ----------
                        1996                             103.833%
                        1997                             101.916%
                        1998 and thereafter              100.000%

The First Mortgage Notes rank pari passu with respect to the payment in full of the principal and interest on all existing and future senior indebtedness of the Company and rank senior to all subordinated indebtedness of the Company, including the Debentures and the Subordinated Intercompany Note described below. The Company will not issue any indebtedness that is subordinated to any other indebtedness of the Company unless each subordinated indebtedness is subordinated to the same extent to the First Mortgage Notes.

The Company has assigned and pledged as collateral (the "Collateral") to the Trustee for the benefit of the Trustee and the Holders of the First Mortgage Notes a security interest in certain of its real and personal property summarized below, whether now owned or hereafter acquired, together with the proceeds therefrom and permanent additions and accessions thereto, but such security interest will not extend to the inventory or accounts receivable of the Company, which will be pledged to secure the obligations under the New Revolving Credit Agreement. The Collateral for the First Mortgage Notes will represent substantially all the real and personal property (other than inventory and accounts receivable) of the Company's five minimills. The security interest in the Collateral will be a first priority interest (to the extent attainable by filing or possession), subject to certain permitted encumbrances, which encumbrances, in the judgment of the Company, will not adversely affect the value of the collateral.

FLORIDA STEEL CORPORATION
NOTES TO CONDENSED FINANCIAL STATEMENTS

NOTE E -- BORROWINGS - Continued

The Company has issued to Holdings a $50 million note ("the Subordinated Intercompany Note") which has the same requirements as the Holdings Debt Investment described below. The Subordinated Intercompany Note matures on December 21, 2002; is not transferable, by way of sale, pledge, hypothecation or otherwise; bears interest at the same interest rate as the Holdings Debt Investment; does not contain any covenants or mandatory prepayment terms; is subordinated to all senior indebtedness of the Company for borrowed money; and does not require the Company to pay interest at any time there is a default under the First Mortgage Notes, the New Revolving Credit Facility or any other senior indebtedness.

The Holdings Debt Investment is an unsecured obligation of FLS in the aggregate principal amount of $50 million and matures on December 21, 2002. The Holdings Debt Investment bears interest semiannually at a floating rate equal to the lesser of (i) the 180-day Eurodollar Rate plus 0.7% and (ii) 6% prior to December 21, 1993, 9% prior to December 21, 1997, or 12% thereafter (subject, in each case, to an increase of 2% on overdue principal and interest) and is repayable at the option of FLS at any time after the initial borrowing, without penalty or premium. The interest rate at December 31, 1994 was 7.8%. If Kyoei's ownership of voting securities of FLS is less than majority, or FLS does not own at least 80% of the voting securities of the Company, FLS will be required to repay the Holdings Debt Investment. Until such time that all obligations under the New Revolving Credit Facility or the First Mortgage Notes have been paid in full, the holders of the Holding Debt Investment may not exercise any remedies against FLS or its assets upon event of default other than to accelerate the Original Holdings Debt Investment for 179 days after the occurrence of the event of default.

The Company also has outstanding borrowings in the amount of $10.9 million obtained through industrial revenue bonds ("IRB's") issued to construct facilities in Jackson, Tennessee; Charlotte, North Carolina; Jacksonville, Florida; and Plant City, Florida. The interest rates on these bonds generally range from 50% to 75% of the prime rate averaging 5.4% at December 31, 1994. The industrial revenue bonds generally mature in fiscal 2004. The IRB's are backed by irrevocable letters of credit issued pursuant to the New Revolving Credit Agreement. As of December 31, 1994, the Company also had an additional $7 million of outstanding letters of credit, primarily for insurance-related matters and surety bonds.

The Company has borrowed $5.0 million as of December 31, 1994 as part of a total $5.5 million loan (the "Equipment Trade Loan Agreement") from Mitsubishi International Corporation. The loan proceeds are to be used for the purchase of steel mill equipment which shall collateralize the loans. Interest will be computed on the basis of a 360-day year at 7.75% simple interest with the loans maturing December 29, 1995. In addition, Marubeni America Corporation has provided $3.2 million of a total $4.5 million agreement with implicit interest of 8.5% which matures on April 15, 1996.

As of March 28, 1994, the Company entered into a subordinated note agreement (the "Bank of Tokyo Loan") with the Bank of Tokyo, LTD., New York Agency. The Company pays interest on the $10 million note semiannually on each March 28 and September 28 commencing September 28, 1994. Interest will be computed on a 360 day basis at the six-month Eurodollar Rate plus 1.5%. The interest rate at December 31, 1994 was 7.2%. These notes are subordinated to the Company's senior debt and the Company may not make payments if the senior debt is in default until certain conditions are met.

FLORIDA STEEL CORPORATION
NOTES TO CONDENSED FINANCIAL STATEMENTS

NOTE E -- BORROWINGS - Continued

The maturities of long-term borrowings for the fiscal years are as follows (in thousands):

                  FISCAL
                   YEAR
                  -----
                   1996                              $   10,996
                   1997                                   3,192
                   1998                                   --
                   1999 and thereafter                  173,910
                                                     ----------
                                                     $  188,098
                                                     ==========



NOTE F -- ENVIRONMENTAL MATTERS

Because the Company is involved in the manufacture of steel, it produces and uses certain substances that may pose environmental hazards. The principal hazardous waste generated by current and past operations is emission control dust ("EC dust"), a residual from the production of steel in electric arc furnaces. The emission control dust generated by current operations is shipped to zinc reclamation facilities under applicable environmental laws. In the past, some of the Company's facilities and those of some reclaimers to whom shipments were made became contaminated by emission control dust. In addition, during the early 1970s, contamination involving polychlorinated biphenyls
(PCBs), a toxic chemical, occurred at several of the Company's facilities. Environmental legislation and regulation at both the federal and state level is subject to change, which may increase the cost of compliance. Various possible methods of remediation are presently being studied for approval; however, it is expected that the investigation and remediation process will take a number of years. Although the ultimate costs associated with the remediation are not presently known, the Company has recorded a reserve at December 31, 1994 of approximately $20 million, the estimated cost of remediation. The Company's estimate of the remediation costs is based on its review of each site and the nature of such problems. The Company then determines for each site the expected remediation methods, and the estimated cost for each step of remediation. In all such determinations, the Company employs outside consultants, and providers of such remedial services where necessary, to assist in making such determinations.


NOTE G -- LITIGATION

The Company is defending various claims and legal actions which are common to its operations. While it is not feasible to predict or determine the ultimate outcome of these matters, none of them, in the opinion of management, will have a material effect on the Company's financial position or results of operations.

FLORIDA STEEL CORPORATION
NOTES TO CONDENSED FINANCIAL STATEMENTS

NOTE H -- RESTATEMENT

The Company determined that the first-in, first-out (FIFO) method is a more appropriate method of accounting for the cost of its inventories and results in a better matching of costs with related revenues. The use of FIFO conforms the accounting for inventories of the Company with that of its parent, Kyoei. Additionally, the sales prices the Company charges its customers is directly affected by any changes in the price of the Company's primary raw material ("Scrap"). However, this affect on future sales prices occurs after changes in the price of scrap, and as a result, FIFO provides a better matching of costs and revenues. The Company also believes that the FIFO method is a more accurate measure of the financial position of the Company as it reflects inventories at amounts closer to their current cost. Therefore, during the quarter ended December 31, 1993, the Company changed its accounting for inventories from the last-in, first-out (LIFO) basis to the FIFO basis of accounting. This change was effective in all periods subsequent to December 31, 1992.

The change resulted in the restatement of the Condensed Statements of Operations of Cost of Sales, Income Tax (Expense) Benefit, Net Loss and Retained Earnings as follows:

                                                         NINE MONTHS ENDED
                                                         DECEMBER 31, 1993
                                                    PRIOR TO
                                                   RESTATEMENT        AS RESTATED
                                                   -----------        -----------
      COST OF SALES                                  $374,211           $370,604
      INCOME TAX (EXPENSE) BENEFIT                      1,464              1,401
      NET LOSS                                          4,449              5,362

      RETAINED EARNINGS AT
        DECEMBER 31, 1993                             142,981            142,349

NOTE I -- EMPLOYMENT AGREEMENT

Effective June 1, 1994, the Company entered into an employment agreement with Mr. Phillip Casey to serve as the Company's Chairman of the Board of Directors and Chief Executive Officer. The Agreement includes a one time signing bonus of $500,000, base annual salary of $300,000, equity interest of 7.5% of the outstanding common stock of the Company to vest ratably over the next five years, (recorded in the June 30, 1994 condensed financial statements as an increase in capital in excess of par of $4,500,000, an increase in deferred compensation of $4,425,000, and as an increase in salary expense of $75,000), a tax bonus in the amount of $1,946,000 for the taxes payable by Mr. Casey with respect to his receipt of the 7.5% equity interest, recorded in the September 30, 1994 quarter plus other benefits commensurate with his position. On November 1, 1994, Mr. Casey purchased an additional 2.5% of the outstanding common stock of the Company for $1,500,000. The agreement provides for certain termination benefits and places restrictions on the disposition of the Company's stock.

FLORIDA STEEL CORPORATION

ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

LIQUIDITY AND CAPITAL RESOURCES

As of December 31, 1994, the Company's total outstanding borrowings were $248.7 million compared with $247.1 million at March 31, 1994. Outstanding borrowings under the $100 million Revolving Credit Agreement were $55.6 million with availability additionally reduced by letters of credit of $17.8 million and $1.0 million specifically reserved for the payment of the obligation owed to Holdings for the payout of the preferred stock settlement. Revolving credit availability at the end of December 1994 was $25.6 million with cash and cash equivalents of $400 thousand.

The net cash provided by operating activities of $2.2 million during the quarter was primarily due to the Company's stronger earnings position. Net income for the quarter ended December 31, 1994, was $3.2 million (on a 12% increase in sales) versus a net loss of $3.2 million for the same period a year earlier. Working capital at the end of the third quarter decreased to $57.7 million compared with $114.4 million at the end of September 1994 and $110.2 million for the same period a year ago. The current ratio at December 31, 1994 was 1.4 compared with 2.5 as of September 30, 1994. This significant change resulted primarily from the reclassification of $60.6 million from long term debt to a current liability representing the Revolving Credit Agreement and an Equipment Loan Agreement maturing in December, 1995. Negotiations concerning a replacement revolving credit facility will begin this quarter and it is anticipated will be finalized prior to July, 1995 with the Company seeking at least a similar committed loan amount, and terms and conditions as favorable as the present agreement.

Net cash provided by financing activities was reduced to $3.4 million during the quarter ended December 31, 1994 from $9.8 million for the same period last year. Capital expenditures were $8.0 million in the December 1994 quarter and projected to be $26 million for fiscal year 1995. At the quarter end, approximately $1 million remained to be paid of the $19.1 million originally reserved for the payout related to the preferred stock settlement arising from Company's 1992 acquisition.

While both the senior First Mortgage notes and Revolving Credit Agreements contain certain restrictions to incur additional indebtedness, the Company is allowed to borrow an additional $6.8 million to finance the acquisition of fixed assets in addition to the revolving credit availability. The Company believes that these available financing facilities and the cash flow generated from operations will be sufficient to fund day-to-day operations and the contemplated capital expenditure program. The Company is currently in compliance with all of the covenants of its loan agreements.

FLORIDA STEEL CORPORATION

ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS - CONTINUED

RESULTS OF OPERATIONS

                                                                    NINE MONTHS ENDED             THREE MONTHS ENDED
                                                                        DECEMBER 31,                  DECEMBER 31,
                                                                   1994            1993            1994           1993
                                                                   ----            ----            ----           ----
     Net sales                                                     100.0%          100.0%          100.0%         100.0%
     Operating expenses:
        Cost of sales, excluding depreciation                       85.8            89.7            83.8           90.8
        Selling and administrative                                   4.7             4.1             4.8            4.5
        Depreciation                                                 2.2             2.8             2.4            2.9
        Amortization of goodwill                                      .7              .7              .7             .8
                                                                   -----           -----           -----          -----
                                                                    93.4            97.3            91.7           99.0
                                                                   -----           -----           -----          -----
       INCOME FROM OPERATIONS                                        6.6             2.7             8.3            1.0
     Other expenses:
        Interest                                                     3.7             3.8             4.0            3.9
        Amortization of deferred financing costs                      .4              .5              .4             .5
                                                                   -----           -----           -----          -----
                                                                     4.1             4.3             4.4            4.4
                                                                   -----           -----           -----          -----
       INCOME (LOSS) BEFORE INCOME
         TAXES                                                       2.5            (1.6)            3.9           (3.4)
     Income tax (benefit)                                            1.2             (.3)            1.7           (1.0)
                                                                   -----           -----           -----          -----

       NET INCOME (LOSS)                                             1.3            (1.3)            2.2           (2.4)
                                                                   =====           =====           =====          =====


                                                       NINE MONTHS ENDED                       THREE MONTHS ENDED
                                                           DECEMBER 31,                            DECEMBER 31,
      Product (Tons)                                1994                1993                 1994                1993
                                                   ------              ------               ------              ------
      Fabricated Rebar                             267,535             253,848               82,399              81,521
      Stock Rebar                                  387,347             344,447              105,870             125,458
      Merchant Bar                                 400,280             345,495              135,930             110,035
      Rods                                          97,362              95,024               31,791              25,231
      Billets                                      112,259             231,506               27,536              53,259
                                                 ---------           ---------             --------            --------
      Total Tonnage                              1,264,783           1,270,320              383,526             395,504

      Selling Price Per Ton

      Fabricated Rebar                                $413                $367                 $431                $374
      Stock Rebar                                      324                 281                  339                 281
      Merchant Bar                                     354                 328                  360                 334
      Rods                                             334                 325                  345                 341
      Billets                                          225                 217                  241                 219

      Scrap Cost Per Ton                              $127                $114                 $133                $123

FLORIDA STEEL CORPORATION

ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

RESULTS OF OPERATIONS - Continued

Sales: As a result of an exceptionally mild winter season, favorable steel demand and price stability were acheived in the December quarter. There were 356,000 tons of finished products shipped in the current quarter compared with 342,000 tons a year ago. The finished products shipment for the nine months ended December 31, 1994, totaled 1,153,000 tons versus 1,039,000 tons or a 11.0 percent increase. Billet shipments were down to 28,000 tons for the quarter ended December 31, 1994, compared with 53,000 tons for the same quarter last year. The nine month period billet shipments were down to 112,000 tons versus 232,000 tons. Billet sales for the current quarter and year to date were primarily domestic shipments while the prior year sales included export shipments at low prices.

Average selling prices for all mill finished tons shipped were up $50 per ton or 13.1 percent for the quarter ended December 31, 1994, versus the comparable quarter a year ago and up $12 per ton higher than the September 1994 quarter. Fabricated selling prices increased $57 per ton for the current quarter versus a year ago and were $18 per ton over the previous quarter. A stock rebar price increase of $10 per ton has been announced effective March 6, 1995.

Net sales for the three-month period ended December 31, 1994, were 11.9 percent higher than the previous three-month period one year ago. Net sales for the nine-month period ended December 31, 1994, were 13.7 percent higher than the nine-month period ended December 31, 1993.

Cost of Sales: Cost of sales excluding depreciation, was 83.8 percent of net sales for the three-month period ended December 31, 1994, as compared with 90.8 percent for the three-month period ended December 31, 1993. Cost of sales, excluding depreciation, was 85.7 percent of net sales for the nine-month period ended December 31, 1994, as compared to 89.7 percent for the nine-month period ended December 31, 1993. Scrap costs per ton were $133 for the quarter ended December 31, 1994, versus $123 a year ago and were $127 for the current nine months versus $114 a year ago. Manufacturing conversion costs were $13 per ton lower in the current quarter compared with a year ago and $10 per ton lower for the year-to-date period versus a year ago. The primary reasons for the decrease in the cost of sales, excluding depreciation, were the favorable effect of higher selling prices and increased shipments.

Selling and Administrative Expenses: Selling and administrative expenses were 4.8% of sales for the quarter ended December 31, 1994 as compared with 4.5% of sales for the December 31, 1993 quarter, a result of higher employee costs. The nine month period costs for the current year included employment fees and bonus related to the hiring of the new Chairman of the Board and Chief Executive Officer.

FLORIDA STEEL CORPORATION

ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

RESULTS OF OPERATIONS - Continued

Depreciation: Depreciation for the three- and nine-month periods ended December 31, 1994 was lower than the previous three- and nine-month periods ended December 31, 1993 because of the closing of the Tampa Melt Shop.

Amortization: Amortization of goodwill for the three- and nine-month periods of fiscal 1995 was slightly higher than a year ago.

Interest Expense: Interest expense for the three- and nine-month periods of fiscal 1995 was higher than in the respective periods of fiscal 1994 because of higher average debt and higher interest rates.

Income Taxes: The effective federal and state income tax rate for the three- and nine-month periods ended December 31, 1994 and 1993 was 37.7% excluding the effect of the amortization of goodwill, which is not deductible for income tax purposes.

                          PART II   OTHER INFORMATION

ITEM 1.      LEGAL PROCEEDINGS

The Company is defending various claims and legal actions which are common to its operations. While it is not feasible to predict or determine the outcome of these matters, none of them, in the opinion of management, will have a material effect on the Company's financial position or results of operation.

ITEM 6.      EXHIBITS AND REPORTS ON FORM 8-K

AUDITOR CHANGE

Form 8-K was filed on November 2, 1994 to reflect the engagement of a new independent accountant.


                                   SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

                           FLORIDA STEEL CORPORATION



Date: February 7, 1995    /s/  T. G. Creed
                         ---------------------------------------------------
                         T. G. Creed,  President and Chief Operating Officer



Date: February 7, 1995    /s/  M. F. Hill
                         ---------------------------------------------------
                         M. F. Hill,  Vice President and Chief Financial Officer