Form 10-K405
period 1995-03-31
FLORIDA STEEL CORP
filed 1995-06-16
CIK 37661

                       SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549

                                   FORM 10-K

(Mark One)
   [X]             ANNUAL REPORT PURSUANT TO SECTION 13 or 15(d)
               OF THE SECURITIES EXCHANGE ACT OF 1934 (FEE REQUIRED)
                    For the Fiscal Year Ended March 31, 1995

                                      OR

   [ ]           TRANSITION REPORT PURSUANT TO SECTION 13 or 15(d)
             OF THE SECURITIES EXCHANGE ACT OF 1934 (NO FEE REQUIRED) For the transition period from _______ to ________

                        Commission File Number -- 1-5210

                           FLORIDA STEEL CORPORATION

Florida                                                              59-0792436
                             5100 W. Lemon Street
                             Tampa, Florida 33609

                                Mailing Address:
                                P. O. Box 31328
                           Tampa, Florida 33631-3328
                     Telephone No. 286-8383 - Area Code 813

Securities registered pursuant to Section 12(b) of the Act: None

Securities registered pursuant to Section 12(g) of the Act:

                                Title of Class
                                --------------

                             First Mortgage Notes

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months, and (2) has been subject to such filing requirements for the past 90 days.


                               Yes   X    No
                                   -----    -----

Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K. [x]

State the aggregate market value of the voting stock held by non-affiliates of the registrant: None

State the number of shares outstanding of each of the registrant's classes of common equity, as of the latest practicable date:

    Common Stock, par value $.01 per share -- 10,000,000 shares as of the close of the date of this filing.

Documents incorporated by reference: None

                                     PART I

ITEM 1.  BUSINESS

Florida Steel Corporation ("the Company") operates a group of five union-free minimills, located in the southeastern United States, that produce steel products, including concrete reinforcing bar ("rebar"), merchant bars, and rods. Rebar is used primarily for strengthening concrete in highway and building construction and other construction applications. Merchant bars and light structural shapes ("merchant bars"), which include rounds, squares, flats, angles and channels are used in a wide variety of applications including floor and roof joists, transmission towers, and farm equipment. Rods are used in a variety of applications, including the manufacture of welded wire fabric and nails. The Company's rebar either is sold directly to distributors and third-party fabricating companies in stock lengths and sizes or is transferred to one of the Company's 13 fabricating plants where it is cut and bent to meet engineering, architectural or other end-product specifications. Merchant bars and rods generally are sold directly to customers in stock lengths and sizes. For the year ended March 31, 1995, approximately 23% of the Company's sales were derived from fabricated rebar, 27% were from stock rebar, 31% were from merchant rebar, 7% were from rods, and 12% were from other products.

The Company currently operates minimills located in Tampa and Jacksonville, Florida; Charlotte, North Carolina; and Jackson and Knoxville, Tennessee. Minimills are steel mills that use electric arc furnaces to melt scrap steel and cast the resulting molten steel into long strands called billets in a continuous casting process. Billets are then reheated and rolled into rebar, merchant bars, and rods. The Company also sells billets to other steel mills.

The Company estimates that it currently has annual steel melting capacity of
1.8 million tons and finished product rolling capacity of 1.8 million tons.

The predecessor of the Company was formed in 1937 as a rebar fabricator. In 1956, it merged with five steel fabricators in Florida to form the Company, which began construction of its first minimill in Tampa. The Company subsequently built minimills in Charlotte, North Carolina; Indiantown and Jacksonville, Florida; and Jackson, Tennessee and acquired a minimill in Knoxville, Tennessee, (the Indiantown minimill was closed for economic reasons in 1982). In 1988, the Company was acquired by FLS Holdings Inc. ("Holdings" or "FLS") in a leveraged buyout ("The 1988 Acquisition").

ACQUISITION

FLS, the Company's parent, on June 26, 1992, signed an agreement of merger providing for its acquisition by Kyoei Steel Ltd. ("Kyoei") (the
"Acquisition").

On December 21, 1992, closing of the Acquisition by Kyoei occurred. For financial reporting purposes, the Company accounted for the transaction effective December 31, 1992. In connection with the closing, FLS received an equity infusion of $150 million. Of the $150 million, $29 million was used or reserved to retire all of the outstanding Redeemable Preferred Stock, and $9 million was paid to the holders of common stock of FLS. In addition, the Company received net proceeds of approximately $93 million from the issuance of new 11 1/2% First Mortgage Notes (the "First Mortgage Notes"), $50 million from an Intercompany Note from FLS, and $16 million under a Revolving Credit Agreement. The Revolving Credit agreement provided the Company aggregate borrowings up to the lesser of $100 million or a borrowing base amount generally based on 85% of eligible accounts receivable and 62.5% of eligible inventory. The proceeds provided by the new debt agreements, together with the remaining proceeds from the additional equity infusion were used to retire all of the previously outstanding indebtedness under the senior term loan and revolving credit agreement, plus accrued and unpaid interest. Additionally, $92 million of the subordinated debentures were retired, representing the debentures which were purchased pursuant to the tender offer. Interest was paid on the tendered debentures through the date of closing. Interest on the untendered debentures was paid through the regularly scheduled interest payment date of November 15, 1992. Payment of such interest eliminated the Company's covenant noncompliance with respect to the subordinated debentures.

The statement of financial position as of December 31, 1992 reflected a new basis of accounting in which the total cost of the purchase was allocated to the assets and liabilities using estimates of fair values (known as the purchase method of accounting pushed down to the subsidiary's financial statements or "push-down" accounting). The excess purchase price over net assets acquired was recorded as goodwill. The deficit at September 30, 1992, and the loss for three-months ended December 31, 1992, were eliminated under purchase accounting. The net adjustment to assets and liabilities, as a result of applying push-down accounting, was to increase assets and liabilities by approximately $14 million.

The Company has changed its fiscal year-end from September 30th to March 31st to coincide with Kyoei's fiscal year-end. Financial data as of or for any period prior to December 31, 1992, pertains to the "Predecessor" Company.

CUSTOMERS

Principal customers of the Company include steel distributors, steel service centers, reinforcing steel fabricators, other metal fabricators and manufacturers, railroads, building material dealers, and contractors. Its fabricated products are sold to contractors performing work for residential and nonresidential building, road, bridge, public works, utility and other miscellaneous construction. The Company's business is not dependent upon any particular single customer or group of customers. During fiscal year 1995, the largest single customer accounted for 2.9% of total sales and the five largest customers accounted for 10.8% of total sales.

Sales under patents, trademarks, licenses, franchises, and concessions amount to less than 1% of sales for the 1995 fiscal year.

Sales order backlog is meaningful only as it pertains to fabrication contract sales inasmuch as stock sales are primarily on a spot order basis. The amount of sales order backlog pertaining to fabrication contracts was approximately $86 million at March 31, 1995, as compared to $83 million at March 31, 1994. All of the backlog at March 31, 1995 is expected to be filled during fiscal 1996.

None of the business for the 1995 fiscal year is subject to renegotiation or termination of subcontract at the election of the government.

The Company's payment terms to customers are generally determined based on market conditions given the cyclical nature of its sales. However, the Company generally does not offer extended payment terms to customers.

PRODUCTION AND FACILITIES

Steel Production. Minimills are steel mills that use electric arc furnaces to melt scrap steel and cast the resulting molten steel into long strands called billets in a continuous casting process. The billets are typically transferred to a rolling mill where they are reheated, passed through roughing mills for size reduction and then rolled into rebar, merchant bars, or rods. These products emerge from the rolling mill and are allowed to cool uniformly on a cooling bed.

Steel can be produced at significantly lower costs by minimills than by integrated steel operations. Integrated steel mills, which typically process iron ore and other raw materials in blast furnaces to produce steel, generally use costlier raw materials, consume more energy, consist of older facilities that are more labor intensive and employ a larger and more highly paid labor force. In general, minimills serve localized markets and produce a limited line of commodity steel products.

The domestic minimill steel industry currently has excess production capacity. This excess capacity has resulted in competitive product pricing and cyclical pressures on industry profit margins. The high fixed costs of operating a minimill encourage mill operators to maintain high levels of output even during periods of reduced demand which exacerbates the pressures on profit margins. In this environment, efficient production and cost controls are important to domestic minimill steel producers.

The Company's Jackson, Tennessee; Jacksonville, Florida and Charlotte, North Carolina minimills operated their melting facilities seven days per week, the Knoxville mill five days per week, and have an annual aggregate melting capacity of approximately 1.8 million tons. The Jackson, Charlotte and Jacksonville mills operated their rolling facilities seven days per week. The Knoxville, Tennessee and Tampa, Florida minimills operated their rolling facilities five days per week. On June 15, 1994, the Tampa Melting facility was closed and production transferred to the other four mills.

The following table sets forth the estimated annual production capacity and actual production of the Company's five minimills in thousands of tons at March 31, 1995.

                                      Annual        FY 1995       Capacity                    FY 1995       Capacity
                        Start-Up      Melting       Melting     Utilization      Rolling      Rolling     Utilization
    Location              Date       Capacity     Production     Percentage     Capacity    Production     Percentage
    --------            --------     --------     ----------    -----------     --------    ----------    -----------
    Jackson, TN           1981          550           528             96%           420          391            93%
    Jacksonville, FL      1976          500           428             86            450          400            89
    Charlotte, NC         1961          430           412             96            340          314            92
    Knoxville, TN         1987 (a)      320           309             97            330          299            91
    Tampa, FL             1958          --            --              --            260          187            72
                                      -----         -----          -----          -----        -----         -----
    Total                             1,800         1,677             93%         1,800        1,591            88%
                                      =====         =====          =====          =====        =====         =====

     (a)  Purchase Date

JACKSON MINIMILL

The Jackson minimill produces mostly merchant bars and some rebar. This minimill is the Company's largest single producer of merchant bars. The merchant bars are marketed primarily in the southeastern United States, as well as into southern Illinois, Indiana, and Ohio.

The Jackson minimill, constructed in 1981, is the newest of the Company's steel making facilities. Jackson's melting equipment includes an electric arc furnace, a continuous caster, and material handling equipment. The rolling mill consists of a reheat furnace, 16 in-line mill stands, a cooling bed, an in-line straightener, a cut-to-length product shear, an automatic stacker, and associated shipping and material handling facilities.

The facility has 298 employees.

JACKSONVILLE MINIMILL

The Jacksonville minimill produces rebar and rods. The rebar is marketed primarily in Florida, the nearby Gulf Coast states and Puerto Rico, with coiled and 3/8 inch diameter rebar, being shipped throughout the Company's marketing area. The rod products are sold throughout the southeastern United States.

Jacksonville's melting equipment consists of an electric arc furnace, continuous caster, and material handling equipment. The rolling mill includes a reheat furnace, a #1-stand in-line mill, a 10-stand rod block, two cooling beds, a cut-to-length product shear, and associated shipping and material handling facilities.

The facility has 271 employees.

CHARLOTTE MINIMILL

The Charlotte minimill produces rebar and merchant bars. Rebar produced in Charlotte is marketed in the states from South Carolina to Pennsylvania. Merchant bar produced in Charlotte is marketed along the eastern seaboard states from Florida to Pennsylvania.

Charlotte melting equipment includes an electric arc furnace, a continuous scrap feeding and preheating system and a ladle refining station, all of which were installed in 1989. The melting facilities also include a continuous caster and material handling equipment. Charlotte's rolling mill, which was upgraded in 1988, includes a reheat furnace, 15 in-line mill stands, a cooling bed, a cut-to-length shear, and an automated material bundling unit.

The facility has 275 employees.

KNOXVILLE MINIMILL

The Knoxville minimill, which the Company acquired in 1987, produces almost exclusively rebar and some merchant bars. The rebar is marketed throughout the Ohio Valley, including all areas of Ohio and Kentucky and parts of Illinois, Indiana, Virginia, West Virginia, Tennessee and rebar is sold in portions of North and South Carolina, Georgia and Alabama.

Knoxville melting equipment includes two electric arc furnaces, a continuous caster, and material handling equipment. The rolling mill, which was installed in 1986, consists of a reheat furnace, 16 in-line mill stands, a cooling bed, a cut-to-length shear line and associated shipping and material handling facilities.

The facility has 223 employees.

TAMPA MINIMILL

The Tampa minimill has 117 employees who produce rebar that is sold primarily in Florida. In March 1994, the Company decided to close the Tampa Melt Shop and only roll excess billets from the other plants to serve the Florida market. The Tampa Melt Shop was the highest cost melt shop within the Company, and the lack of a market for export billets and export rebar was also a contributing factor to the announced closing.

The rolling mill includes a reheat furnace, a roughing mill, four cross-country rolling stands, four in-line finishing stands, a cooling bed, a cut-to-length product shear and storage and shipping facilities.

FABRICATION: The Company's 13 fabricating plants are located throughout the southeastern United States and have an annual capacity of 334 thousand tons. The following table shows the plant locations and approximate annual tonnage on a two-shift per day, five days per week operating basis.

                    FABRICATING PLANT                                                    CAPACITY IN TONS
                    -------------------------------------------------------------------------------------
                    Ft. Lauderdale, FL.............................................................30,000
                    Jacksonville, FL...............................................................30,000
                    Orlando, FL....................................................................20,000
                    Plant City, FL (Tampa).........................................................40,000
                    Duluth, GA (Atlanta)...........................................................30,000
                    Louisville, KY.................................................................20,000
                    Charlotte, NC..................................................................30,000
                    Raleigh, NC....................................................................18,000
                    Aiken, SC......................................................................16,000
                    Collierville, TN (Memphis).....................................................20,000
                    Knoxville, TN..................................................................40,000
                    Nashville, TN..................................................................20,000
                    St. Albans, WV................................................................ 20,000
                                                                                                  -------
                    Total.........................................................................334,000
                                                                                                  =======

During 1994, the Company announced the closing of the Fort Myers, Florida and Woodbridge, Virginia fab shops. The Fort Myers facility was sold in March 1995.

OTHER OPERATIONS

The Company's railroad spike operation, located in Lancaster, South Carolina, forges steel squares into railroad spikes that are sold on an annual contract basis to various railroad companies. A new plant in Arkansas, will be completed in fiscal 1996 and will enable the Company to efficiently serve the Western U.S. market. The Company's facility in New Orleans, Louisiana, produces wire from steel rod. The wire is then either manufactured into welded wire fabric for concrete pavement or converted into collated nails for use in high-speed nail machines.

CAPITAL EXPENDITURES

Over the years, the Company has expanded capacity by means of modernizing and upgrading facilities together with selective acquisitions. Capital expenditures were $25.8 million for the year ended March 31, 1995, $18.2 million for the year ended March 31, 1994, $1.8 million for the period ended March 31, 1993, and $1.7 million in fiscal 1992. The major projects in fiscal 1995 included a new bag house in Knoxville, a cooling bed in Jacksonville, mill stands in the Jackson rolling mill, the new Arkansas spike plant, a new warehouse in Charlotte, and the start of a new rolling mill in Charlotte that will be complete by the end of fiscal 1996.

RAW MATERIALS

Scrap steel, which is the Company's primary raw material and comprises approximately 49% of finished steel products cost, is presently supplied by one company, David Joseph, Inc. ("David Joseph"). David Joseph is a scrap broker and scrap yard operator headquartered in Cincinnati, Ohio, with locations throughout the United States, buys substantially all of the scrap required by the Company, for which it receives a fixed brokerage fee per ton. In addition, David Joseph operates shredders for the Company at the Jacksonville, Florida and Jackson, Tennessee minimill sites for a fixed gross profit amount per ton. Although the Company obtains its scrap steel from David Joseph, Management believes that the Company readily could obtain adequate supplies of scrap, if necessary, from suppliers other than David Joseph at competitive prices. In fiscal 1995, the Company consolidated the scrap purchasing activities under the newly established position of Vice President of Material Procurement. This position will focus on optimizing the purchasing, scheduling, and delivery of scrap and other related items.

The Company's manufacturing processes consume large amounts of energy in the form of electricity and natural gas. The Company purchases its electricity from regulated utilities under interruptible service contracts. Under such contracts, the utility provides service at discount rates in return for the right to interrupt service during peak demand periods. These interruptions are generally limited to several hours and have occurred on no more than five to ten days per year. Since deregulation of the natural gas industry, natural gas requirements generally have been provided through negotiated contract purchases of well-head gas with supplemental transportation through local pipeline distribution networks.

The other important raw or stock materials required for the Company's business, such as refractories, ferro alloys, carbon electrodes, etc., are supplied by various domestic and foreign firms. The Company has historically obtained adequate quantities of scrap steel and other raw materials to permit efficient mill operations.

PRODUCTS AND MARKETS

The following tables set forth the tonnage shipped and average selling price per ton of the Company's five major product groups.

                                                                                       P R E D E C E S S O R
                                                                                  --------------------------------
                              YEAR ENDED        YEAR ENDED       THREE MONTHS     THREE MONTHS       YEAR ENDED
      PRODUCT (TONS)                                                 ENDED            ENDED
                               MARCH 31,         MARCH 31,         MARCH 31,       DECEMBER 31,      SEPTEMBER 30,
                                 1995              1994              1993             1992               1992
                              ----------        ----------       ------------     -----------        -------------
     Stock Rebar                535,358           465,824           115,602           108,078           378,793
     Merchant Bar (a)           549,151           468,004           121,344            93,377           400,370
     Fabricated Rebar           346,484           329,647            71,696            74,665           335,455
     Rods (a)                   129,337           121,539            40,077            32,916           138,831
     Billets                    141,271           263,074            49,382            47,173           201,885
                              ---------         ---------         ---------         ---------         ---------
     Total Tonnage            1,701,601         1,648,088           398,101           356,209         1,455,334
                              =========         =========         =========         =========         =========

       (a) Includes products that are further fabricated by the Company.

                                                                                        P R E D E C E S S O R
                                                                                    ------------------------------
                                     YEAR ENDED      YEAR ENDED     THREE MONTHS    THREE MONTHS      YEAR ENDED
            PRODUCT                                                     ENDED           ENDED
                                      MARCH 31,       MARCH 31,       MARCH 31,      DECEMBER 31,    SEPTEMBER 30,
                                        1995            1994            1993            1992             1992
                                     ----------      ----------     ------------    -------------    -------------
         PRICE PER TON
     Stock Rebar                         $326            $283            $261            $256            $270
     Merchant Bar (a)                     359             332             308             305             302
     Fabricated Rebar (plain)             421             371             364             371             376
     Rods (a)                             338             329             283             280             293
     Billets                              228             219             195             184             186

       (a)  Includes products that are further fabricated by the Company.

REBAR PRODUCTS. The Company produces rebar products at all five of its minimills. The Company's rebar either is sold directly to distributors and third-party fabricating companies in stock lengths and sizes or is transferred to one of the Company's 13 fabricating plants where it is cut and bent to meet engineering, architectural or other end product specifications. Rebar is used primarily for strengthening concrete in highway and building construction and other construction applications. Rebar is consumed in a wide variety of private sector applications and public works projects. Private sector applications include construction of commercial and industrial buildings, apartments and hotels, utility construction, agricultural uses and various maintenance and repair applications. Public works projects include construction of highways, streets and bridges, public buildings, water treatment facilities and other projects.

MERCHANT BARS. The Company produces merchant bars at its minimills in Jackson, Tennessee and Charlotte, North Carolina, and to a lesser degree in Knoxville, Tennessee. Merchant bars consist of rounds, squares, flats, angles and channels. Merchant bars are generally sold to fabricators, steel service centers, and manufacturers who fabricate the steel to meet engineering or end product specifications. Merchant bars are used to manufacture a wide variety of products, including gratings, transmission towers, steel floor and roof joists, safety walkways, ornamental furniture, stair railings, and farm equipment.

Merchant bar products typically require more specialized processing and handling than rebar, including straightening, stacking, and specialized bundling. Because of the greater variety of shapes and sizes, merchant bars typically are produced in shorter production runs, necessitating more frequent changeovers in rolling mill equipment. Merchant products generally command higher prices and produce higher profit margins than rebar.

RODS. The Company produces steel rod at its Jacksonville, Florida minimill. Most of this rod is sold directly to third-party customers, while the remainder, depending on market conditions, is shipped to the Company's New Orleans, Louisiana facility, where the rod is drawn down to wire for use in the manufacture of welded wire fabric and nails.

MARKETING AND CUSTOMERS. The Company conducts its marketing operation through its own sales personnel who specialize in either mill products or fabricated rebar. Sales personnel for mill products including stock rebar and merchant bars are located in major metal markets in the Company's market area. Metallurgical service representatives located at the Company's minimills provide technical and sales support to the mill products sales force and fabricated rebar sales force, where needed. Fabricated rebar sales personnel are located at the Company's 13 fabricating facilities where engineering service representatives provide technical and sale support.

The Company's customer base is fairly stable from year to year, and currently no one customer accounts for more than 2.9% of sales. The Company's business is slightly seasonal with orders in the second and third calendar quarters tending to be strongest and those in the rest of the year tending to be the weakest. Stock rebar and merchant bar are generally sold from inventory. Fabricated rebar is generally produced in response to specific customer orders, rather than selling from inventory.

Despite the commodity characteristics of the stock rebar and merchant bar markets, the Company believes that it is able to distinguish itself from its competitors to some extent due to its product quality, its consistent delivery record, its capacity to service large orders and its ability to fill most orders quickly from inventory. Moreover, while construction and infrastructure projects are generally nonrecurring in nature, the steel fabricators, distributors and service centers which supply many of these projects directly tend to be long-time customers of the Company.

ENVIRONMENTAL MATTERS

The Company is subject to federal and state requirements governing the remediation of environmental contamination associated with past releases of hazardous substances (collectively, "Environmental Cleanup Laws") and to extensive federal, state, and local laws and regulations governing discharges to the air and water as well as the handling and disposal of solid and hazardous wastes (collectively, "Environmental Regulatory Laws"). Governmental authorities have the power to enforce compliance with these requirements, and violators may be subject to civil or criminal penalties, injunctions or both. Third parties also may have the right to sue to enforce compliance. The Company anticipates that it will incur significant costs under Environmental Cleanup Laws and Environmental Regulatory Laws, as discussed below.

Environmental Cleanup Laws. The Company is subject to federal and state hazardous substance cleanup laws that impose liability for the costs of cleaning up contamination resulting from past spills, disposal, or other releases of hazardous substances. In particular, the Company may be subject to liability under the federal Comprehensive Environmental Response, Compensation, and Liability Act ("CERCLA" or "Superfund") and similar state laws that impose liability--without a showing of fault, negligence, or regulatory violation--on the generation of hazardous substances that have caused, or may cause, environmental contamination. The current owner and operator of contaminated property also are liable for cleanup of the property even if they have not contributed to the contamination of such property. The Company expects to incur assessment, remediation, and related costs at Company-owned minimills and at certain off-site locations.

The on-site cleanups of which the Company is presently aware relate primarily to emission control ("EC") dust and, in two instances, to polychlorinated biphenyls ("PCBs"). EC dust, which is a hazardous waste under federal and most state regulations, is generated in large quantities by electric arc furnaces, and currently is collected by air emission control devices associated with the furnaces. EC dust generated by the Company currently is shipped to zinc reclamation facilities under applicable Environmental Regulatory Laws. Prior to the early 1970s, air emission control devices generally were not required and prior to approximately 1980, EC dust generally was not regulated as, or known to be, a hazardous waste and often was disposed of on minimill property. The Company is also aware that during the early 1970s contamination involving PCBs occurred at two of the Company's facilities.

The Company's inactive minimill in Indiantown, Florida, was placed on the National Priorities List ("NPL") as a Superfund site in 1982. The NPL is the formal list of sites maintained by the U.S. Environmental Protection Agency ("EPA") which are likely to require long-term cleanups. The Indiantown site has undergone extensive investigation and study under the Superfund program. The EPA has issued two Records of Decision selecting remedial measures for soil and groundwater respectively and specifying the remedial goals for the site. The Company has negotiated two consent orders with the EPA regarding the preparation and implementation of remedial design plans to comply with the Records of Decision.

The Company's Charlotte, North Carolina minimill is included on the North Carolina Inactive Hazardous Waste Sites Priority List because of an on-site landfill for EC dust that was used from approximately 1968 to 1980. In 1988, North Carolina recommended that the landfill be included on the NPL, but to date the EPA has not taken such action. The Company is now independently conducting the necessary remediation.

The Company is currently negotiating a consent order with the Florida Department of Environmental Protection relating to an investigation and major cleanup, involving both soil and ground water, at the Tampa minimill. The Company also is investigating its Jacksonville minimill for potential soil or groundwater contamination and with respect to past use of EC dust as fill material and believes that some remediation will be required. There can be no assurance that the Company will not be required to conduct additional investigations and cleanups at these or other Company facilities in the future.

Off-site contamination problems involving the Company primarily relate to the disposal of EC dust historically generated by the Company and shredder fluff generated by David Joseph. Shredder fluff is the largely nonmetallic waste that remains after scrap steel has been reclaimed from discarded cars and appliances. Under an agreement with David Joseph, the Company is responsible, with certain limited exceptions, for paying any remediation costs incurred by David Joseph at sites operated for the Company and any claims against David Joseph for environmental matters associated with the shredder fluff generated by the David Joseph operations for the benefit of the Company. The Company or David Joseph (with respect to alleged Company matters) has been identified as a potentially responsible party ("PRP") for the cleanup of contamination at eight off-site NPL sites to which it has been alleged that the Company or David Joseph sent hazardous substances in the past. Under CERCLA, in certain circumstances, the

EPA may order one or more PRPs to clean up environmental contamination. In other cases, the EPA may clean up a site and then seek reimbursement of expenditures of federal funds plus punitive damages from PRPs. Often, however, some PRPs cooperate with the EPA and each other to conduct voluntarily needed investigation and cleanup.

Courts have interpreted CERCLA generally to impose joint and several liability for cleanup (and certain other) costs on all PRPs. This means that each PRP conceivably could be held liable for the entire amount of necessary cleanup costs.

The Company also may incur cleanup liabilities at certain off-site locations that have not been added to the NPL. For example, the Company recently completed remediation of contaminated soils at two formerly owned facilities. Generally, state environmental protection agencies provide oversight of such cleanups under the state cleanup laws.

Overall, the Company has been notified that it is potentially liable for remediation costs at 21 off-site locations, eight of which are the previously mentioned NPL sites. The Company has fulfilled its obligations for the investigation and/or cleanup at ten of these sites, and is participating in the assessment and clean-up at the other sites.

During April 1994, the radiation detection alarms at the Company's Jackson minimill were set off by two loads of outgoing EC dust. The dust was held on-site and, upon confirming the validity of the alarm, the Company immediately shut down the melt shop. The subsequent investigation, which was conducted by a specialty contractor licensed by the State of Tennessee to perform assessment and remediation activities involving radioactive contamination, revealed that a radioactive source containing Cesium 137, a man-made, radioactive material, had in fact been received, undetected with a load of scrap and melted along with the scrap. The assessment identified EC dust contaminated with low levels of Cesium within the baghouse and connected ductwork and equipment, all of which had to be decontaminated and verified clean prior to melt shop startup. Low level Cesium contamination has also been identified in the soil and in drums of splash condenser dross residue (SCDR) located at the mill, at an off-site warehouse and at the contractors off-site SCDR processing facility. Decontamination of the SCDR at the off-site warehouse is almost complete. The last remaining task is the disposal. After a review of the data available regarding the extent of the contamination and the options and associated costs for cleanup and disposal, the Company has estimated its potential costs to be approximately $10.0 million of which $5.4 million has been spent to-date.

Based on past use of certain technologies and remediation methods by third parties, evaluation of those technologies and methods by the Company's consultants and quotations and third-party estimates of costs of remediation-related services provided to the Company or of which the Company and its consultants are aware, the Company and its consultants continue to believe that the Company's cost estimates are reasonable. The Company has estimated its potential costs for further remediation under Environmental Cleanup Laws at on-site and off-site locations through 2009 to be approximately $19 million and has included this amount in the Company's recorded liabilities as of March 31, 1995.

Environmental Regulatory Laws. The Company anticipates that it will incur potentially significant costs to comply with Environmental Regulatory Laws, including correcting existing noncompliance with such laws and achieving compliance with anticipated future standards for air emissions.

The Company will spend approximately $9.3 million on environmental compliance during fiscal 1996 (not including remediation costs or capital expenditures). This includes costs for baghouse waste disposal, maintenance, permits, monitoring, investigation, consulting fees, and legal fees. Similar annual compliance costs are expected to be incurred for the foreseeable future and will continue to be reflected in the Company's cost of sales.

The Company's projected capital budget for its fiscal year ending March 31, 1996 of approximately $30 million includes capital expenditures for air pollution control equipment at the Knoxville and Jackson, Tennessee minimills. In addition, the Company expects to spend approximately $2 million annually for the foreseeable future for environmentally related maintenance capital expenditures.

Based on a preliminary EPA determination, the Company no longer expects to incur significant costs to comply with the recent amendments to the federal Clean Air Act under which the EPA was expected to promulgate strict standards that would govern the emission of hazardous air pollutants from electric arc furnaces such as those used by the Company. The EPA regulations are not scheduled to be promulgated until 1997, with compliance expected to be required by 2000, and it is not known when a final determination as to electric arc furnaces will be made by the EPA.

LITIGATION

See "Environmental Matters" for a discussion of the Company's cleanup liabilities and its consent agreements with state and federal regulators regarding the investigation and/or cleanup of certain Superfund and non-Superfund sites.

COMPETITION

The Company experiences substantial competition in the sale of each of its products from a large number of domestic companies in its geographic markets.

Rebar and merchant bars are commodity steel products, making price the primary competitive factor. Due to the high cost of freight relative to the value of the Company's steel products, competition from non-regional producers is limited; and rebar deliveries are generally concentrated within a 350 mile radius of a minimill while merchant bar deliveries are generally concentrated within a 500 mile radius of a minimill. Except in unusual circumstances, the customer's delivery expense is limited to freight charges from the nearest competitive minimill and any incremental freight charges must be absorbed by the supplier.

The level and degree of foreign competition faced by the Company within the Florida rebar market have varied from time to time depending upon factors including foreign government subsidies and currency exchange rates. Very little rebar has been imported into Florida in the last five years and, consequently, rebar imports have had little effect on the market.

The Company's competitive environment varies by product. The following is a discussion of the Company's competitive environment with respect to its five major product categories: stock rebar, fabricated rebar, merchant bars, rods and billets.

STOCK REBAR. The boundary of the current market area for the Company's rebar products is roughly defined by a line running through New Orleans, Louisiana; Little Rock, Arkansas; Kansas City, Kansas; St. Louis, Missouri; Indianapolis, Indiana; Columbus, Ohio; and Baltimore, Maryland. The Company has found shipping outside of this market area to be only marginally profitable because of freight cost considerations.

MERCHANT BAR. The Company's primary marketing area for merchant bars encompasses the southeastern and midwestern United States. The Company did not enter the merchant bar market in a significant way until 1982 and does not have the same market strength as it does in the rebar market. The Company's presence in the southeastern and midwestern markets has grown steadily, and its merchant bar sales now represent approximately 31% of the Company's total sales.

The market for merchant bars is very competitive, with price being the primary competitive factor. In the last two years, the Company has upgraded its rolling mill facilities at Charlotte, to increase the Company's ability to shift production from rebar to merchant bar depending upon market conditions and demand.

RODS. The Company produces rods at its Jacksonville minimill. The Company's primary marketing area for rods includes Florida, South Carolina, Georgia, Alabama and Louisiana. The Company does not intend to geographically expand its marketing beyond these states due to the relatively low margins and prohibitive freight cost inherent to rod products. While the market for rods can be heavily influenced by foreign imports, rod sales by foreign competitors did not have a material effect on the Company's rod sales in the last three years.

FABRICATED REBAR. With 13 fabricating plants located throughout the southeastern United States, all within good support distance from one of the Company's five minimills, the Company is a major factor in all markets it serves. The Company believes its intracompany minimill support gives it a significant competitive advantage on major construction projects. In the sale of fabricated rebar, the Company competes with other steel fabricators in its marketing area some of whom purchase their stock rebar from the Company.

BILLETS. The Company produces billets (semi-finished steel) for conversion to rebar, merchant bar and rods. When the market for finished product is down, the Company sells the excess billet production.

EMPLOYEES

The Company has approximately 2,000 employees, none of whom is covered by a collective bargaining agreement. The Company believes that its relations with its employees are good and a participatory style of labor-management relations is important to the efficiency of the Company's operations.

On January 1, 1995 an incentive plan based on production tons, was put into effect at the five mills. Each mill has a melting and rolling target which provide a 1.5% increase in pay for each 1% increase in production. Effective April 1, 1995, the fab group, mill sales and the corporate administrative group pay policy included monthly incentives similar to the mills. The executive group (approximately 40 key executives) are covered by an incentive plan that is based on return on capital.

ITEM 2.  PROPERTIES

The Company's buildings are of various ages and forms of construction and are all properly maintained and adequately equipped for the purposes for which they are used. The Company's five minimills are owned in fee simple and serve as the collateral for the First Mortgage Notes together with the other collateral.

The following tables present information with respect to the buildings and facilities:


                                                                                  APPROXIMATE
                                                                                  SQUARE FEET
                                                                                  OF BUILDING        OWNED
          LOCATION                                               ACREAGE          FLOOR SPACE      OR LEASED
          --------                                               -------          -----------      ---------
          MILLS (A)
          Tampa, FL................................................65.2             228,046          Owned
          Jacksonville, FL........................................160.9             288,564          Owned
          Charlotte, NC............................................77.2             299,401          Owned
          Jackson, TN.............................................300.1             424,878          Owned
          Knoxville, TN(b).........................................49.9             217,988          Owned

         (a) The First Mortgage Notes are secured by a first priority lien on substantially all the real property, machinery, equipment, and fixtures of each of the Company's five minimills.
         (b) Includes a fabricating plant, which is not a part of the collateral package.

                                                                                  APPROXIMATE
                                                                                  SQUARE FEET
                                                                                  OF BUILDING        OWNED
         LOCATION                                                 ACREAGE         FLOOR SPACE      OR LEASED
         --------                                                 -------         -----------      ---------
         FABRICATING PLANTS (C)
         Ft. Lauderdale, FL.........................................7.3              55,254          Owned
         Jacksonville, FL...........................................8.0              56,565          Owned
         Orlando, FL................................................2.8              22,929          Owned
         Plant City, FL (Tampa).....................................9.2              63,892          Owned
         Duluth, GA (Atlanta).......................................6.5              48,500          Owned
         Louisville, KY.............................................4.3              37,338          Owned
         Charlotte, NC..............................................7.0              57,867          Owned
         Raleigh, NC................................................7.2              39,836          Owned
         Aiken, SC..................................................7.5              32,340          Owned
         Nashville, TN..............................................5.0              46,760          Owned
         Collierville, TN (Memphis).................................2.7              26,664          Owned
         St. Albans, WV.............................................5.0              27,300          Leased

         (c) These properties do not constitute collateral for either the First Mortgage Notes or the Revolving Credit Agreement.

                                                                                APPROXIMATE
                                                                                SQUARE FEET
                                                                                OF BUILDING          OWNED
          OTHER (D)                        USE                  ACREAGE         FLOOR SPACE        OR LEASED
                                  ---------------------         -------         -----------        ---------
        Tampa, FL                 Corporate offices                --              28,000           Leased
        Tampa, FL                 Old Corporate offices            2.4             35,077           Owned
                                  held for sale
        Tampa, FL                 Land held for sale             432.4               --             Owned
        Indiantown, FL            Closed minimill                151.5            130,340           Owned
        New Orleans, LA           Wire fabric and                  5.0            120,000           Leased
                                  nail facility
        Lancaster, SC             Rail spike facility             41.0             52,000           Owned
        Paragould, AR             Rail spike facility              7.7             23,000           Owned

         (d) These properties do not constitute collateral for either the First Mortgage Notes or the Revolving Credit Agreement.

ITEM 3.  LEGAL PROCEEDINGS
Not Applicable

ITEM 4.  SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS
Not Applicable.

                                    PART II

ITEM 5.  MARKET FOR REGISTRANT'S COMMON STOCK AND RELATED SECURITY HOLDER
MATTERS


MARKET PRICE AND CASH DIVIDENDS

Effective with the 1988 Acquisition, through May 31, 1994, all of the outstanding common stock of the Company was owned by Holdings. On June 1, 1994, Phillip E. Casey (as part of an employment agreement) received 7 1/2% of the outstanding shares and purchased an additional 2 1/2% of the shares in November 1994. No established public trading market exists for the Company's common stock. No dividends were declared or paid on the Company's common stock during any of the reporting periods.

ITEM 6.  SELECTED FINANCIAL DATA

The summary financial information presented below should be read in conjunction with the Financial Statements of Florida Steel Corporation and the notes thereto ($ in thousands except per share data):

                                                                                                      P R E D E C E S S O R
                                                                                                   ----------------------------
                                                YEAR ENDED       YEAR ENDED            THREE MONTHS ENDED          YEAR ENDED
                                                 MARCH 31,        MARCH 31,        MARCH 31,       DECEMBER 31,   SEPTEMBER 30,
                                                   1995             1994             1993             1992            1992
                                                ----------       -----------       ---------       ------------   -------------
SUMMARY OF OPERATIONS
  Net sales                                     $  639,908      $  547,118       $  122,736       $  108,358       $  465,233
  Operating expenses:
    Cost of sales, excluding
     depreciation                                  545,725         498,692          109,607           99,355          404,750
   Selling and administrative                       29,959          22,993            5,459            6,071           24,398
   Depreciation                                     14,046          15,369            3,770            3,890           15,643
   Amortization of goodwill                          4,130           4,061            1,015              667            2,670
   Other operating expenses                           --            15,220             --               --              9,000
                                                ----------      ----------       ----------       ----------       ----------
                                                   593,860         556,335          119,851          109,983          456,461
                                                ----------      ----------       ----------       ----------       ----------
Income (loss) from operations                       46,048          (9,217)           2,885           (1,625)           8,772

Other expense:
  Interest                                          23,330          21,027            5,290           14,482           35,465
  Amortization of deferred
      financing costs                                2,863           2,552              653              288            1,276
                                                ----------      ----------       ----------       ----------       ----------
                                                    26,193          23,579            5,943           14,770           36,741
                                                ----------      ----------       ----------       ----------       ----------
Income (loss) before income
      taxes (benefit), extraordinary item,
      and cumulative effect of change
      in accounting principle                       19,855         (32,796)          (3,058)         (16,395)         (27,969)
Income taxes (benefit)                               9,354         (10,833)            (769)          (6,001)          (8,030)
                                                ----------      ----------       ----------       ----------       ----------
Income (loss) before extra-
      ordinary item and cumulative
      effect of change in accounting
      principle                                     10,501         (21,963)          (2,289)         (10,394)         (19,939)
Extraordinary item, net of income
      tax benefit                                     --              (748)            --             (4,185)            --
Cumulative effect of change in
      accounting principle, net of
      income tax benefit                              --              --               --               --             (4,270)
                                                ----------      ----------       ----------       ----------       ----------

 NET INCOME (LOSS)                              $   10,501      $  (22,711)      $   (2,289)      $  (14,579)      $  (24,209)
                                                ----------      ----------       ----------       ----------       ----------

 Earnings (loss) per share                      $     1.05      $    (2.27)      $     (.23)
                                                ==========      ==========       ==========

The following table shows the percentage of the Company's revenues derived from each product category in the relevant time period:

                                                                                           P R E D E C E S S O R
                                                                                      -------------------------------
                                   YEAR              YEAR           THREE MONTHS      THREE MONTHS
                                   ENDED             ENDED              ENDED            ENDED           YEAR ENDED
                                 MARCH 31,         MARCH 31,          MARCH 31,       DECEMBER 31,      SEPTEMBER 30,
                                   1995              1994               1993              1992              1992
                                 ---------         ---------        ------------      ------------      -------------
Fabricated Rebar                     23%               23%               22%               27%               29%
Stock Rebar                          27                24                25                26                22
Merchant Bars                        31                28                30                26                26
Rods                                  7                 8                 9                 9                 9
Other (includes billets)             12                17                14                12                14
                                    ---               ---               ---               ---               ---
                                    100%              100%              100%              100%              100%
                                    ===               ===               ===               ===               ===



                                                                                               P R E D E C E S S O R
                                             AS OF           AS OF            AS OF            ----------------------
                                           MARCH 31,       MARCH 31,         MARCH 31,           AS OF SEPTEMBER 30,
                                             1995            1994              1993            1992              1991
                                           ---------       ---------         ---------         -----             ----
FINANCIAL POSITION
    ($ in thousands)
Current assets                            $ 223,444        $ 187,672        $ 148,335        $ 146,061         $ 138,372
Current liabilities                         102,080           76,006           59,530          352,599           214,576
Working capital (deficit)                   121,364          111,666           88,805         (206,538)          (76,204)
Current ratio                                   2.2              2.5              2.5              (.4)              (.6)
Property, plant and equipment, net          231,108          222,861          229,665          222,620           236,613
Goodwill                                     94,033           98,163          100,530           95,893            98,563
Deferred financing costs                      4,504            7,367            9,725            7,622             8,325
Total assets                                561,748          523,706          495,884          479,827           489,961
Long-term and other borrowings              243,030          247,128          212,002          284,568           286,875
Other liabilities                            18,388           28,721           24,490           16,153             3,000
Deferred tax liabilities                     60,500           46,852           52,151           59,285            71,385
Redeemable preferred stock                     --               --               --             94,707            80,079
Shareholders' equity (deficit)              137,750          124,999          147,711          (42,918)           (4,079)

ITEM 7. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

MANAGEMENT DISCUSSION AND ANALYSIS

The Company changed its year-end from September 30th to March 31st effective March 1993. References to fiscal years 1991 and 1992 are the fiscal years of the Company ended September 30th. To assist in the analysis of fiscal year ended March 31, 1994 and the period October 1, 1992 to March 31, 1993, the quarter ended December 31, 1992 of the Predecessor has been combined with the March 31, 1993 quarter. Results for the comparable six month period, October 1, 1991 to March 31, 1992 and the twelve month period ended March 31, 1993, are provided.

RESULTS OF OPERATIONS
($ in thousands)

                                                    APRIL 1,       APRIL 1,         APRIL 1,        OCTOBER 1,        OCTOBER 1,
                                                      1994-          1993-            1992-            1992-            1991-
                                                    MARCH 31,      MARCH 31,        MARCH 31,        MARCH 31,        MARCH 31,
                                                      1995           1994             1993             1993              1992
                                                    ---------      ---------        ---------        ---------        ---------
Net Sales                                          $ 639,908       $ 547,118        $ 479,972        $ 231,094        $ 216,356
Cost of Sales excluding depreciation                 545,725         498,692          431,459          208,962          182,429
Selling and Administrative                            29,959          22,993           25,286           11,530           10,637
Depreciation                                          14,046          15,369           15,495            7,660            7,808
Amortization of Goodwill                               4,130           4,061            3,017            1,682            1,335
Other Operating Expenses                                --            15,220            9,000             --               --
Interest                                              23,330          21,027           37,535           19,773           17,703
Amortization of deferred financing costs               2,863           2,552            1,547              940              669
Extraordinary item net of income tax benefit            --              (748)          (4,185)          (4,185)            --
Cumulative effect of change in accounting
  principle net of income tax benefit                   --              --               --               --             (4,270)
Income tax (benefit)                                   9,354         (10,833)         (13,881)          (6,770)          (1,089)
Net income (loss)                                     10,501         (22,711)         (33,671)         (16,868)          (7,406)

FISCAL 1995 VERSUS FISCAL 1994


                                        TONS SHIPPED (THOUSANDS)                            SELLING PRICES (PER TON)
                                   FY 1995                   FY 1994                   FY 1995                   FY 1994
                                   -------                   -------                   -------                   -------
Stock Rebar                           535                      465                    $ 326                    $ 283
Merchant Bar                          549                      468                      359                      332
Fabricated Rebar                      347                      330                      421                      371
Rods                                  129                      122                      338                      329
Billets                               141                      263                      228                      219
                                    -----                    -----
                                    1,701                    1,648
                                    =====                    =====

Liquidity and Capital Resources

As of March 31, 1995, the Company's total outstanding borrowings were $259.3 million of which $16.2 million is due within fiscal 1996. Outstanding borrowings under the Revolving Credit Agreement totaled $65.2 million. Effective June 1995 the Company negotiated a New Revolving Credit Agreement to replace the Revolving Credit Agreement and provide additional liquidity. See Note F - Notes to Financial Statements for additional details concerning the new agreement.

Net cash provided by operating activities improved substantially in fiscal 1995 as a result of improved net income. Working capital requirements increased because of the higher volume and the payments of environmental clean up previously expensed. Capital expenditures increased to $25.8 million as compared with $18.2 million in fiscal 1994. The Note to Parent totaled $18.2 million with $.9 million outstanding at March 31, 1995.

The First Mortgage notes, the Revolving Credit Agreement and the New Revolving Credit agreement contain certain restrictions to incur additional indebtedness and other covenants deemed appropriate. The Company, however, believes that the available borrowings and the cash flow generated from operations will be sufficient to fund the current operations and the current capital expenditure program. The Company is currently in compliance with all of the covenants of its loan agreements.

Seasonality

The Company's business is slightly seasonal with orders in the second and third calendar quarters tending to be stronger than the rest of the year.

Impact of Inflation

The Company's primary costs include ferrous scrap, energy and labor which can be affected by inflationary conditions. The Company has been able to pass on cost increases through price adjustments, however the ability to pass on these increases depends on the level of construction activity. Another factor that may limit the Company's ability to increase prices is the over-capacity in the industry.

FISCAL 1995 VERSUS FISCAL 1994

Sales

Net sales for fiscal 1995 were 17% higher than fiscal 1994 as a result of both higher volume and improved selling prices. Shipments for all finished products were up 12.6% while billet shipments, primarily export shipments at low margins, were lower. All selling prices were higher this year over last year with mill finished products 10.3% higher and fabricated rebar 13.5% higher.

Cost of Sales

Cost of sales excluding depreciation was 85.3% of net sales as compared with 91.2% for the previous year. The substantial improvement was the result of the increased sales volume and prices and a $11 per ton decrease in mill conversion costs. While scrap costs increased $12 per ton the spread between mill finished products average selling prices and scrap increased $20 per ton in fiscal 1995 versus fiscal 1994.

Selling and Administrative Expenses

Selling and administrative expenses for fiscal 1995 were higher than fiscal 1994 primarily because of employment costs related to the hiring of the new Chairman of the Board and Chief Executive Officer and higher wages and benefits.

Depreciation

Depreciation expense was lower in fiscal 1995 versus fiscal 1994 because of the shut down of the Tampa melt shop in June 1994.

Interest

Interest expense was higher in fiscal 1995 versus fiscal 1994 as a result of higher rates and higher average borrowings. The Company capitalized $654 thousand of interest in the current year versus zero a year ago.

Amortization of Deferred Financing Costs

Amortization of deferred financing costs were higher in fiscal 1995 versus a year ago primarily because of financing costs associated with the Revolving Credit Agreement.

Income Taxes

The effective federal and state income tax rate for fiscal 1995 was 38.8% compared with 36.5% for the previous year, excluding the effect of goodwill amortization which is not deductible for income tax purposes. The increased rate reflects the higher federal rate and to a lesser extent higher state rates, based on net income levels.

FISCAL 1994 VERSUS TWELVE MONTHS ENDED MARCH 31, 1993

Sales

Net sales for the fiscal year ended March 31, 1994, were 14.0% higher than the twelve month period ended March 31, 1993. Total tons shipped were up 6.0% while selling prices for rolled products were up 5.8%. Higher billet sales accounted for the balance of the increase.

The higher volume reflects an improving market during the year with the increased billet sales the result of higher production. Selling prices, with the exception of the Fab Group, were higher, primarily driven by higher scrap costs.

Cost of Sales

Cost of sales, excluding depreciation, was 91.2% of sales for fiscal 1994 as compared with 89.9% for the twelve month period ended March 31, 1993. The primary reasons for this increase in cost of sales, excluding depreciation, were higher scrap costs and higher mill conversion costs. Scrap costs increased $26 per ton during the year.

Overall, the various product groups selling price increases covered the scrap increases except the Fab Group, which was not able to recover any of the scrap increases because of the competitive market and the longer term contracts associated with this part of the business. Conversion costs were higher primarily as a result of higher maintenance costs.

Selling and Administrative Expenses

Selling and administrative expenses for fiscal 1994 were lower than the comparable period a year ago primarily due to higher outside professional service fees incurred in connection with the Company's restructuring efforts in the prior twelve month period ended March 31, 1993.

Amortization of Goodwill

Amortization of goodwill was higher in the current year versus the comparable prior year period as a result of using a twenty-five year period as compared with a forty year period used prior to January 1, 1993.

Other Operating Expenses

Other operating expenses for fiscal 1994 included the write-down of fixed assets of $9.1 million and $1.2 million for employee benefits, as a result of the Tampa Melt Shop closing, a $.6 million charge for the effect of the Fort Myers, Florida and Woodbridge, Virginia Fab Shop closings and a $4.3 million charge for anticipated increases in the environmental clean up of sites previously identified. As a result of the Tampa Melt Shop closing working capital should be reduced and operating results should improve. In fiscal 1995 billets from the other Florida Steel mills will be shipped to Tampa for finishing. Expansion of the current Company's melt shops are planned to meet the anticipated domestic market demands.

Interest

Interest expense was substantially lower in fiscal 1994 as compared with the same period a year ago primarily because of the lower debt as a result of the Acquisition and lower interest rates.

Amortization of Deferred Financing Costs

Amortization of deferred financing costs were higher in fiscal 1994 versus a year ago primarily because of financing costs associated with the new capital structure.

Extraordinary Item

The Company redeemed $20 million of the 14.5% subordinated debentures at a premium of 6% or $1.2 million. The expense net of income tax was $748,000. The $4.2 million charge in the twelve month period ended March 31, 1993, was related to the repayment of existing debt as of December 1992. See Note C for additional information.

Income Taxes

The effective federal and state income tax rate for the fiscal year ended March 31, 1994, was 37.7% as compared with 34.4% for the comparable period a year ago, excluding the effect of goodwill amortization which is not deductible for income tax purposes.

SIX MONTHS ENDED MARCH 31, 1993 VERSUS SIX MONTHS ENDED MARCH 31, 1992

Sales

Net sales for the six month period ended March 31, 1993 were $231.1 million or 6.8% higher than the six month period ended March 31, 1992. Total tons shipped were 754,305 versus 655,816 for the prior year period or a 15% increase while selling prices, with the exception of merchant bar, were down.

Stock rebar shipments were up 32%, merchant bar was up 14%, rod was up 7%, fabricated rebar was down 11% and billet shipments were up 46%.

Stock rebar selling prices were down 7%, rod was down 4%, fabricated rebar was down 4%, billets were down 2% and merchant bar selling prices were up 2%,

The higher shipments of billets and stock rebar were primarily the result of higher exports. The lower selling prices reflect the competitive pricing in the industry.

Cost of Sales

Cost of sales excluding depreciation was 90.4% of net sales for the six month period ended March 31, 1993 as compared with 84.3% for the six month period ended March 31, 1992. The primary reason for the increase in cost of sales excluding depreciation was the effect of the lower selling prices and product mix. Scrap costs were 4.6% higher for the current period as compared with a year ago. As a result of the higher volume and production efficiencies, the cost to convert scrap to finished products remained approximately the same even though wages were increased as of the merger date after being frozen for approximately 19 months.

Selling and Administrative Expenses

Selling and administrative expenses increased in 1993 versus the comparable period, primarily due to higher outside professional services fees incurred in connection with the Company's restructuring efforts. Non-recurring costs related to the restructuring totaled $1.4 million for the six month period ended March 31, 1993.

Depreciation

Depreciation was lower in the 1993 period versus the 1992 comparable period primarily because of the reduction in the recorded values of fixed assets of the Acquisition.

Amortization

Amortization of goodwill and deferred financing costs for the 1993 period was higher than the comparable period a year ago. The amortization of goodwill costs for the quarter ended March 31, 1993, was based on a 25 year period as compared with 40 years in the prior period.

Interest Expense

Interest expense for the six months ended March 31, 1993, was lower than the 1992 comparable period because of substantially lower debt as a result of the Acquisition, and to a lesser extent lower interest rates.

Income Taxes

The effective federal and state income tax rate for the six months period ended March 31, 1993 was 38.1% compared with 37.7% for the six months period ended March 31, 1992, excluding the effect of goodwill amortization, which is not deductible for income tax purposes.

FISCAL 1992 VERSUS FISCAL 1991

Sales

Net sales for the fiscal year ended September 30, 1992 were $465.2 million compared to $463.2 million for the fiscal year ended September 30, 1991. Finished tons shipped during fiscal 1992 were less than 1% higher than the prior year. Average selling prices for fiscal 1992 were 4.5% lower than in the prior year. The effect of lower average selling prices, however, was offset by an increase in billet shipments from approximately 71,000 tons in 1991 to 202,000 tons in 1992. Billet production in fiscal 1992 was higher than in fiscal 1991 because of improved production efficiency and the effect on fiscal 1991 production of the start-up of the new Tampa melting facility. Billet shipments rose in fiscal 1992 because the Company's higher production of billets was not matched by increased demand for finished products.

Stock rebar shipments were down 3.8% as compared to the prior year, fabricated rebar shipments decreased 1.9% while merchant bar and rod shipments increased 4.2% and 7.3%, respectively. Stock rebar selling prices decreased 4.2% from a year ago, fabricated rebar prices decreased 8.2%, merchant bar prices decreased 1.0% and rod prices decreased 1.3%.

Cost of Sales

Cost of sales, including depreciation, was 90.4% of net sales for the year ended September 30, 1992 as compared to 89.4% for the fiscal year ended September 30, 1991. Mill production costs for fiscal 1992 decreased 8.7% versus fiscal 1991. Approximately one-third of the reduction in mill production costs was the result of lower scrap costs. The remainder of the reduction was primarily the result of an 11% increase in melting production, and the effects of the continuing improvements in production efficiency resulting from new technology and improved equipment.

The favorable mill production costs were, however, offset by the lower average selling prices and $7.9 million of expenses associated with increasing the reserve for environmental remediation costs. This increase in the reserve plus expenditures resulted in environmental remediation costs of $9.6 million in 1992 versus costs of $0.8 million in 1991. Of the $8.8 million increase in environmental remediation expense (i) $2.7 million related to the identification of new sites in fiscal 1992 and related testing costs; (ii) $1.9 million related to an April 1992 regulatory change regarding tolerable limits for lead in soil, which increased the volume of soil which had to be remediated by the Company; and (iii) $1.4 million related to regulatory communications received in 1992 concerning one of the Company's identified sites, which made the Company's previously planned remediation methodology unfeasible. The remaining increase, resulting from the Company's regular review of the costs associated with environmental remediation at previously identified sites, was attributable to changes in the estimates of contaminated material quantities, prices to be obtained from the sale of remediation by-products and costs of expected technology for remediation. Results for the year ended September 30, 1991 were adversely affected by approximately $8 million for the start-up costs related to the newly installed electric arc furnace at the Tampa, Florida minimill.

From April 1991 through the closing of the Acquisition, the Company had frozen compensation for all employees and had reduced compensation for management and had curtailed or scaled back some employee benefit programs. Management estimates that if the wage and salary freeze had not been instituted, expenses would have been higher by approximately $1.2 million and $3.2 million for the years ended September 30, 1991 and 1992, respectively.

Selling and Administrative Expenses

Selling and administrative expenses increased in the year ended September 30, 1992 versus fiscal 1991, primarily due to higher outside professional services fees incurred in connection with the Company's restructuring efforts. Nonrecurring costs related to the restructuring totaled $3.9 million for the year ended September 30, 1992.

Depreciation

Depreciation was higher for the year ended September 30, 1992, when compared to fiscal 1991 primarily because of the depreciation attributable to additional capital expenditures.

Amortization

Amortization of goodwill and deferred financing costs for the year ended September 30, 1992 was generally consistent with that for fiscal 1991.

Interest Expense

Interest expense for the year ended September 30, 1992, was lower than in fiscal 1991, primarily because of lower interest rates payable on a portion of the Company's borrowings.

Income Taxes

The effective federal and state tax rate for the year ended September 30, 1992 was 31.7% as compared to 37.7% for fiscal 1991, excluding the effect of goodwill amortization, which is not deductible for income tax purposes. The lower effective tax rate for fiscal 1992 was the result of additional nondeductible costs related to the proposed merger and settlement of an investigation as discussed below.

Other Operating Expense

The Company recorded a liability of $9.0 million as of September 30, 1992 representing the settlement of an investigation by the U.S. Attorney's Office regarding the Company's compliance with Florida Department of Transportation epoxy coated rebar specifications. See Note L of the Notes to Financial Statements.

ITEM 8.  FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA

Refer to index in Item 14 for financial statements and supplementary data filed as a part of this report.

ITEM 9. CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURES

None.

                                    PART III

ITEM 10.  DIRECTORS AND EXECUTIVE OFFICERS OF THE REGISTRANT

General: The Bylaws of the Company provide that the business shall be managed by a Board of Directors.

The name, age, present principal occupation or employment and five-year employment history of each of the directors and executive officers of the Company are set forth below. All officers serve at the pleasure of the Board. Directors serve no specific term of office. Each director and executive officer listed below is a citizen of the United States, except as noted below. Refer to
Item 13 for information on other directorships held by each director.

          NAME AND AGE
          ------------                                        PRESENT PRINCIPAL OCCUPATION OR EMPLOYMENT
           DIRECTORS                                               AND FIVE-YEAR EMPLOYMENT HISTORY
           ---------                                          ------------------------------------------
Koichi Takashima (72)               Chairman of the Board of Florida Steel from December 21, 1992 through May 31, 1994. Director of Florida Steel since December 21, 1992. Chairman of Kyoei Steel for more than five years.
                                    Citizen of Japan.

Phillip E. Casey (52)               Chairman of the Board and Chief Executive Officer, Director of Florida Steel since June 1,
                                    1994. Prior to that date was an officer with Birmingham Steel Corporation for more than five years.

Thomas G. Creed (61)                Chief Operating Officer; President and Chief Operating Officer of Florida Steel for more than five years. Director since 1987.

J. Donald Haney (58)                Vice President; Group Vice President Fabricated Reinforcing Products of Florida Steel for more than five years. Director since 1988.

Akihiko Takashima (58)              Director of Florida Steel since December 21, 1992. Director, Kyoei Steel for more than five years. Citizen of Japan. Mr. A. Takashima is the brother of Mr. K. Takashima.

Hideichiro Takashima (37)           Director of Florida Steel since May 22, 1995. Executive of Kyoei Steel for more than five years. Citizen of Japan and son of Koichi Takashima.

Ryutaro Yoshioka (60)               Director of Florida Steel since May 22, 1995. Executive of Kyoei Steel since July 1, 1994.
                                    Executive of Bank of Tokyo for more than five years. Citizen of Japan.

Takeshi Fujimura (70)               Director of Florida Steel and Chairman of the Executive Committee since December 21, 1992.
                                    Advisor to President, Kyoei Steel since 1990. Prior to that date was Executive Vice President of Sumikin Bussan Kaisha, LTD., for more than two years. Citizen of Japan.

Shoji Nakamura (58)                 Director of Florida Steel since December 21, 1992. Vice President--Engineering, Florida Steel
                                    since December 21, 1992. Managing Director, Kyoei Steel since April 1990. Prior to that date, Director for more than three years. Citizen of Japan.

                                                                EXECUTIVE OFFICERS WHO ARE NOT DIRECTORS
                                                                ----------------------------------------
Tom J. Landa (43)                   Vice President; Chief Financial Officer and Secretary since April 1, 1995. Prior to that time, spent almost 20 years in various financial management positions with Exxon Corporation and its affiliates worldwide.

James C. Hogue (62)                 Vice President Human Resources of Florida Steel for more than five years.

Robert P. Muhlhan (45)              Vice President - Material Procurement: Last two years Regional Vice President of National
                                    Material Trading. Prior to that time was manager with LTV Steel Company, for more than five years.

Committees of the Board of Directors

Florida Steel's Board of Directors has an executive committee consisting of Mr. Casey, Mr. Fujimura, and Mr. Creed. The Company also has an Executive Compensation Committee and an Audit Committee. Committees of the Board of Directors may be appointed by the Board of Directors in accordance with the Bylaws of Florida Steel.

ITEM 11.  EXECUTIVE COMPENSATION

The tables and descriptive information set forth below are intended to comply with the amendments adopted by the SEC to the executive compensation requirements applicable to, among other filings, this report. This information is being furnished with respect to those persons who, were the Company's Chief Executive Officer and its four most highly compensated executive officers, other than the Chief Executive Officer, whose salary and bonus (see adjusted for the short 1993 fiscal year) exceeded $100,000 for the most recent fiscal year (together, the "named executive officers"). Tables have been omitted where no compensation was awarded to, earned by or paid to any of the named executives required to be reported in any fiscal year covered by that table.

                         SUMMARY COMPENSATION TABLE (1)

                                                                                       ANNUAL COMPENSATION
                                                                                       -------------------
                                  NAME AND PRINCIPAL POSITION                    YEAR        SALARIES       BONUS
                                  ---------------------------                    ----        --------       -----
                   Phillip E. Casey  (2)                                         1995        $249,167    $7,192,170
                   Chairman of the Board, Chief Executive Officer

                   Thomas G. Creed                                               1995         282,204       221,779
                   President and Chief Operating Officer                         1994         272,328
                                                                                 1993         253,532
                                                                                 1992         221,636

                   J. Donald Haney                                               1995         216,594       140,995
                   Vice President Fabricating Reinforcing Products               1994         209,016
                                                                                 1993         201,906
                                                                                 1992         168,201

                   Ralph R. Boswell                                              1995         227,640       128,720
                   Vice President Steel Mills                                    1994         216,792
                                                                                 1993         206,862
                                                                                 1992         185,814

                   James C. Hogue                                                1995         180,936       105,872
                   Vice President Human Resources                                1994         171,210
                                                                                 1993         165,216
                                                                                 1992         143,398

(1) This table sets forth certain information concerning compensation for services rendered to the Company in all capacities by the named executive officers for the fiscal years ending March 31, 1995, March 31, 1994, and September 30, 1992. Columns have been omitted where no compensation was awarded to, earned by, or paid to any of the named executives required to be reported in any fiscal year covered by that column. Salaries for 1993 for comparability are double the amounts for the six month period ended March 31, 1993.

(2) Effective June 1, 1994, the Company entered into an employment agreement with Mr. Phillip Casey to serve as the Company's Chairman of the Board of Directors and Chief Executive Officer. The Agreement includes a one time signing bonus of $500,000, base annual salary of $300,000, equity interest of 7.5% of the outstanding common stock of the Company ($4.5 million to vest ratably over the next five years), a tax bonus in the amount of $1,946,000 paid to Mr. Casey with respect to his receipt of the 7.5% equity interest, and other benefits commensurate with his position. In addition, Mr. Casey was granted and exercised an option to purchase an additional 2.5% of the outstanding common stock of the Company for $1.5 million. The agreement provides for certain termination benefits and places restrictions on the disposition of the Company's stock. On April 17, 1995, the Company made a Tax Loan agreement with Mr. Phillip Casey for $731,511 at market interest rates to be paid over the next 5 years. Mr. Casey also received a bonus based on the fiscal 1995 short term plan.

(3) Effective April 1, 1995, the Company entered into an employment offer with Mr. Tom J. Landa to serve as the Vice-President and Chief Financial Officer of the Company. The agreement includes a one time signing bonus of $100,000, base annual salary of $160,000 and a grant of 12,000 shares of restricted common stock and a grant of 12,000 common stock options.

Pension Benefit

The Pension Table sets forth the estimated annual benefits, payable as a single life annuity, at various remuneration levels and for representative years of service at normal retirement date under the Company's tax-qualified noncontributory defined benefit pension plan. The years of credited service for the named executives are 22 years for Thomas G. Creed, 37 years for J. Donald Haney and 29 years for James C. Hogue. The final average compensation for the named executives, for purposes of this plan for 1995 is, for, Thomas G. Creed - $219,224, J. Donald Haney - $198,896 and James C. Hogue - $175,704. The table does not reflect the maximum benefit limitations under Internal Revenue Code
Section 415.


                                                            P E N S I O N  T A B L E
                                                            ------------------------
                                                          Y E A R S  O F  S E R V I C E
                                                          -----------------------------
                                     20 YEARS       25 YEARS       30 YEARS       35 YEARS       40 YEARS
                                     --------       --------       --------       --------       --------
                      $100,000       $ 27,408       $ 34,260       $ 41,112       $ 47,964       $ 52,964
                       150,000         42,408         53,010         63,612         74,214         81,714
                       200,000         57,408         71,760         86,112        100,464        110,464
                       235,000         67,908         84,885        101,862        118,839        130,589
                       250,000         72,408         90,510        108,612        126,714        139,214
                       300,000         87,408        109,260        131,112        152,964        167,964
                       350,000        102,408        128,010        153,612        179,214        196,714

Supplemental Retirement Plan. The Company maintains a nonqualified, unfunded supplemental retirement plan, which provides certain officers defined pension benefits in addition to those provided under the Company's other plans. The supplemental plan provides an annual retirement benefit equal to the greater of
(i) 50% of final average compensation (as defined above), and (ii) 2.4% of final average compensation multiplied by years of service (up to 25), plus 1%
of final average compensation multiplied by years of service in excess of 25
(up to 10), less (in either case) amounts to which the participant is entitled under other retirement plans of the Company and prior employers and under Social Security. In 1988, as a result of the Change in Control of the Company, the accrued benefits under this Plan became immediately due and payable in a lump sum, although all of the active officers in the Company elected to waive receipt of their accrued benefits in exchange for common stock of Holdings. Additional benefits over and above those resulting from the acceleration continue to be earned. Upon retirement at January 26, 1995, R. R. Boswell received a one-time payment of $332,223 for supplemental retirement benefit. As of March 31, 1995 the Company has accrued approximately $470,000 in supplemental retirement benefits for the remaining active employees covered by the Plan.

In connection with the Acquisition, the officers covered by this Plan have all waived their rights to an immediate lump sum payment, provided, that if such officers are terminated without Cause (as defined in the severance agreements entered into with such officers), resign for Good Reason (as defined in the severance agreements) or die, retire or become disabled, then such officers will be entitled to receive the amounts they would have received had such officers not waived the above described rights.

Severance Agreements

The Company and the senior executives have entered into an agreement providing that, if the Company terminates any executive other than for cause, or reassigns such executive to a new position, the Company shall continue to pay the executive his current base pay through August 30, 1996.

ITEM 12.  SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT

See Item 13.

ITEM 13.  CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS

90% of the outstanding stock of Florida Steel is owned by FLS Holdings, with 10% owned by Phillip E. Casey. All of the outstanding stock of FLS Holdings is owned by Kyoei Steel Ltd.

Management believes all of the transactions discussed above were on terms comparable to those that could have been obtained from unaffiliated third parties.

                                   SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

                                 FLORIDA STEEL CORPORATION

                                 By: /s/ Phillip Casey              June 15,1995
                                     -------------------------------------------
                                     Phillip Casey, Chairman of the Board   Date
                                              Chief Executive Officer

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the Registrant and in the capacities and on the dates indicated.


                     NAME                                            TITLE
- --------------------------------------------          -------------------------------------------
/s/ Phillip Casey              June 15, 1995          Chief Executive Officer
- --------------------------------------------          Chairman of the Board; Director
Phillip Casey                           Date


/s/                                                   Director
- --------------------------------------------
Koichi Takashima                        Date


/s/                                                   Director
- --------------------------------------------
Akihiko Takashima                       Date


/s/                                                   Director
- --------------------------------------------
Takeshi Fujimura                        Date


/s/                                                   Director
- --------------------------------------------
Hiderchiro Takashima                    Date


/s/ Ryutaro Yoshioka           June 15, 1995          Director
- --------------------------------------------
Ryutaro Yoshioka                        Date


/s/ Thomas G. Creed            June 15, 1995          President; Director
- --------------------------------------------
Thomas G. Creed                         Date


/s/ Shoji Nakamura             June 15, 1995          Vice President, Engineering; Director
- --------------------------------------------
Shoji Nakamura                          Date


/s/ J. Donald Haney            June 15, 1995          Vice President; Director
- --------------------------------------------
J. Donald Haney                         Date


/s/ Tom J. Landa               June 15, 1995          Vice President; Chief Financial Officer and
- --------------------------------------------          Secretary (Principal Financial Officer and
Tom J. Landa                            Date          Principal Accounting Officer)

                                    PART IV

ITEM 14, (a),(1),(2),(B)1
FINANCIAL STATEMENTS, SUPPLEMENTARY DATA AND REPORTS ON FORM 8-K

(A) (1) The following financial statements of Florida Steel Corporation as of the dates and for the periods indicated are included herein:

        Reports of Independent Certified Public Accountants

        Statements of Financial Position                                March 31, 1995 and March 31, 1994

        Statements of Operations                                        Years Ended March 31, 1995 and March 31, 1994,
                                                                        Three Months Ended March 31,1993 and
                                                                        December 31, 1992 and Year Ended
                                                                        September 30, 1992.

        Statements of Shareholder's Equity (Deficit)                    Years Ended March 31, 1995 and March 31, 1994,
                                                                        Three Months Ended March 31, 1993 and
                                                                        December 31, 1992 and Year Ended
                                                                        September 30, 1992.

        Statements of Cash Flows                                        Years Ended March 31, 1995 and March 31, 1994,
                                                                        Three Months Ended March 31, 1993 and
                                                                        December 31, 1992 and Year Ended
                                                                        September 30, 1992.

    (2) The following financial statement schedules of Florida Steel Corporation are filed as part of this report:


        Schedule II              Valuation and qualifying accounts

        All other schedules for which provision is made in the applicable accounting regulation of the Securities and Exchange Commission are not required under the related instructions or are inapplicable and, therefore, have been omitted.

(B)     Reports on Form 8-K.

        None for the quarter ended March 31, 1995.

                              ARTHUR ANDERSEN LLP


               REPORT OF INDEPENDENT CERTIFIED PUBLIC ACCOUNTANTS

To the Board of Directors and Shareholders of Florida Steel Corporation:

We have audited the accompanying statement of financial position of Florida Steel Corporation (a Florida corporation) as of March 31, 1995, and the related statements of operations, shareholders' equity and cash flows for the year then ended. These financial statements and the schedule referred to below are the responsibility of the Company's management. Our responsibility is to express an opinion on these financial statements and schedule based on our audit.

We conducted our audit in accordance with generally accepted auditing standards. Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements. An audit also includes assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation. We believe that our audit provides a reasonable basis for our opinion.

In our opinion, the financial statements referred to above present fairly, in all material respects, the financial position of Florida Steel Corporation as of March 31, 1995, and the results of its operations and its cash flows for the year then ended in conformity with generally accepted accounting principles.

Our audit was made for the purpose of forming an opinion on the basic financial statements taken as a whole. The schedule listed in the index of financial statements is presented for purposes of complying with the Securities and Exchange Commissions rules and is not part of the basic financial statements. This schedule has been subjected to the auditing procedures applied in the audit of the basic financial statements and, in our opinion, fairly states, in all material respects, the financial data required to be set forth therein in relation to the basic financial statements taken as a whole.

                                               Arthur Andersen LLP

Tampa, Florida,
   April 28, 1995 (except with respect to the matter discussed in Note F, as to which the date is June 9, 1995, and the matter discussed in the third section of Note M, as to which the date is May 22, 1995)

INDEPENDENT AUDITORS' REPORT


Board of Directors and Shareholder
Florida Steel Corporation
Tampa, Florida

We have audited the accompanying statement of financial position of Florida Steel Corporation (the "Company") as of March 31, 1994 (Successor Company statement of financial position), and the related statements of operations, shareholders' equity (deficit), and cash flows for the year ended March 31, 1994 and the three months ended March 31, 1993 (Successor Company operations) and for the three months ended December 31, 1992 (Predecessor Company operations). Our audits also included the financial statement schedules listed in the Index at Item 14(a) for the year ended March 31, 1994 and for each of the three-month periods ended March 31, 1993 and December 31, 1992. These financial statements and financial statement schedules are the responsibility of the Company's management. Our responsibility is to express an opinion on these financial statements and financial statement schedules based on our audits.

We conducted our audits in accordance with generally accepted auditing standards. Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements. An audit also includes assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation. We believe that our audits provide a reasonable basis for our opinion.

In our opinion, the Successor Company's financial statements referred to above present fairly, in all material respects, the financial position of Florida Steel Corporation at March 31, 1994, and the results of its operations and its cash flows for the year ended March 31, 1994 and for the three months ended March 31, 1993, in conformity with generally accepted accounting principles. Further, in our opinion the Predecessor Company statements of operations, shareholders' equity (deficit) and cash flows for the three months ended December 31, 1992 present fairly, in all material respects, the results of its operations and its cash flows in conformity with generally accepted accounting principles. Also, in our opinion, such financial statement schedules, for the year ended March 31, 1994 and for each of the three-month periods ended March 31, 1993 and December 31, 1992, when considered in relation to the basic financial statements taken as a whole, present fairly in all material respects the information set forth therein for the year ended March 31, 1994 and for each of the three-month periods ended March 31, 1993 and December 31, 1992.

As discussed in Note B to the financial statements, the Company changed its method of accounting for income taxes effective December 31, 1992 to conform with Statement of Financial Accounting Standards No. 109 and its method of accounting for post-retirement benefits effective December 31, 1992 to conform with Statement of Financial Accounting Standards No. 106.


/s/ Deloitte & Touche LLP
June 6, 1994
(May 22, 1995 as to
the portion of Note M
captioned "Stock Dividend")

               REPORT OF INDEPENDENT CERTIFIED PUBLIC ACCOUNTANTS

Board of Directors and Shareholders
Florida Steel Corporation

We have audited the accompanying statements of operations, shareholders' equity (deficit), and cash flows of Florida Steel Corporation and subsidiaries for the year ended September 30, 1992. Our audit also included the financial statement schedule listed in the Index at Item 14(a). These financial statements and schedule are the responsibility of the Company's management. Our responsibility is to express an opinion on these financial statements and schedule based on our audits.

We conducted our audit in accordance with generally accepted auditing standards. Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements. An audit also includes assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation. We believe that our audit provides a reasonable basis for our opinion.

In our opinion, the financial statements referred to above present fairly, in all material respects, the results of operations and cash flows of Florida Steel Corporation and subsidiaries for the year ended September 30, 1992, in conformity with generally accepted accounting principles. Also, in our opinion, the related financial statement schedule, when considered in relation to the basic financial statements taken as a whole, presents fairly in all material respects the information set forth therein.

As discussed in Note J to the financial statements, the Company is responsible for the remediation of hazardous waste at some of its facilities and at other locations. The ultimate amount of the liability for remediation cannot be determined at this time.

As discussed in Note C to the financial statements, during fiscal 1992 the Company changed its method of accounting for the liability for environmental remediation costs.


                                               Ernst & Young LLP


Tampa, Florida
November 4, 1992, except for the third
  paragraph of Note A, as to which the
  date is December 21, 1992

FLORIDA STEEL CORPORATION
STATEMENTS OF FINANCIAL POSITION
  ($ in thousands)


                                                      MARCH 31,     MARCH 31,
                                                        1995          1994
                                                      ---------     ---------
ASSETS
CURRENT ASSETS
         Cash and cash equivalents                    $   2,854     $   1,774
         Accounts receivable, less allowance of
                $1,000 at March 31, 1995 and 1994
                for doubtful accounts                    80,360        69,218
         Recoverable income taxes                          --             300
         Inventories                                    127,680       115,210
         Deferred tax assets                             11,800          --
         Other current assets                               750         1,170
                                                      ---------     ---------
                           TOTAL CURRENT ASSETS         223,444       187,672

REAL ESTATE HELD FOR SALE                                 8,631         7,600

PROPERTY, PLANT AND EQUIPMENT (including property
     and equipment, net, held for disposition of
     $6,642 at March 31, 1995)
         Land                                            10,953        11,691
         Building and improvements                       31,902        32,012
         Machinery and equipment                        197,720       184,334
         Construction in progress                        21,566        13,898
                                                      ---------     ---------
                                                        262,141       241,935
         Less accumulated depreciation                   31,033        19,074
                                                      ---------     ---------
                                                        231,108       222,861

GOODWILL                                                 94,033        98,163

DEFERRED FINANCING COSTS                                  4,504         7,367

OTHER ASSETS                                                 28            43
                                                      ---------     ---------

TOTAL ASSETS                                          $ 561,748     $ 523,706
                                                      =========     =========

   See notes to financial statements.

FLORIDA STEEL CORPORATION
STATEMENTS OF FINANCIAL POSITION -- Continued
  ($ in thousands except share data)


                                                                     MARCH 31,       MARCH 31,
                                                                       1995            1994
                                                                    ----------      ----------
LIABILITIES AND SHAREHOLDERS' EQUITY

CURRENT LIABILITIES
     Trade accounts payable                                         $   49,364      $   46,049
     Salaries, wages and employee benefits                              16,520          17,388
     Environmental remediation                                          10,919           5,914
     Other current liabilities                                           3,774           1,923
     Interest payable                                                    5,258           4,732
     Current maturities of long-term borrowings (Including note
          payable to parent of $944 at March 31, 1995)                  16,245            --
                                                                    ----------      ----------
           TOTAL CURRENT LIABILITIES                                   102,080          76,006

LONG-TERM BORROWINGS, LESS CURRENT PORTION (INCLUDING NOTE
  PAYABLE TO PARENT OF $50,000 AND $69,100 AT MARCH 31, 1995
  AND 1994, RESPECTIVELY)                                              243,030         247,128

OTHER LIABILITIES                                                       18,388          28,721

DEFERRED TAX LIABILITIES                                                60,500          46,852

COMMITMENTS                                                               --              --

SHAREHOLDERS' EQUITY
     CommonStock, $.01 par value; 30,000,000 and 10,000,000
           shares authorized and outstanding, respectively,
           at March 31, 1995 (see note M); 1,000 and 200
           shares authorized and outstanding, respectively,
           at March 31, 1994                                               100            --
     Capital in excess of par                                          155,900         150,000
     Accumulated Deficit                                               (14,500)        (25,001)
     Deferred Compensation                                              (3,750)           --
                                                                    ----------      ----------
           TOTAL SHAREHOLDERS' EQUITY                                  137,750         124,999
                                                                    ----------      ----------

TOTAL LIABILITIES AND SHAREHOLDERS' EQUITY                          $  561,748      $  523,706
                                                                    ==========      ==========


    See notes to financial statements.

FLORIDA STEEL CORPORATION
STATEMENTS OF OPERATIONS
  ($ in thousands except earnings per share)

                                                                                                      P R E D E C E S S O R
                                                                                                  ------------------------------
                                                   YEAR            YEAR          THREE MONTHS     THREE MONTHS        YEAR
                                                   ENDED           ENDED            ENDED            ENDED            ENDED
                                                 MARCH 31,       MARCH 31,        MARCH 31,       DECEMBER 31,     SEPTEMBER 30,
                                                   1995            1994              1993             1992             1992
                                                -----------     -----------      ------------     ------------     -------------
NET SALES                                       $   639,908     $   547,118      $   122,736      $   108,358      $   465,233
Operating expenses:
   Cost of sales, excluding depreciation            545,725         498,692          109,607           99,355          404,750
   Selling and administrative                        29,959          22,993            5,459            6,071           24,398
   Depreciation                                      14,046          15,369            3,770            3,890           15,643
   Amortization of goodwill                           4,130           4,061            1,015              667            2,670
   Other operating expenses                            --            15,220             --               --              9,000
                                                -----------     -----------      -----------      -----------      -----------
                                                    593,860         556,335          119,851          109,983          456,461
                                                -----------     -----------      -----------      -----------      -----------
  INCOME (LOSS) FROM OPERATIONS                      46,048          (9,217)           2,885           (1,625)           8,772

Other expenses:
   Interest                                          23,330          21,027            5,290           14,482           35,465
   Amortization of deferred financing costs           2,863           2,552              653              288            1,276
                                                -----------     -----------      -----------      -----------      -----------
                                                     26,193          23,579            5,943           14,770           36,741
                                                -----------     -----------      -----------      -----------      -----------
  INCOME (LOSS) BEFORE INCOME
     TAXES (BENEFIT), EXTRAORDINARY
     ITEM AND CUMULATIVE EFFECT OF
     CHANGE IN ACCOUNTING PRINCIPLE                  19,855         (32,796)          (3,058)         (16,395)         (27,969)

Income taxes (benefit)                                9,354         (10,833)            (769)          (6,001)          (8,030)
                                                -----------     -----------      -----------      -----------      -----------

  INCOME (LOSS) BEFORE
     EXTRAORDINARY ITEM AND
     CUMULATIVE EFFECT OF CHANGE
     IN ACCOUNTING PRINCIPLE                         10,501         (21,963)          (2,289)         (10,394)         (19,939)
Extraordinary item, net of income
   tax benefit                                         --              (748)            --             (4,185)            --
Cumulative effect of change in accounting
   principle, net of income tax benefit                --              --               --               --             (4,270)
                                                -----------     -----------      -----------      -----------      -----------

  NET INCOME (LOSS)                             $    10,501     $   (22,711)     $    (2,289)     $   (14,579)     $   (24,209)
                                                ===========     ===========      ===========      ===========      ===========

Weighted average shares outstanding
    (in thousands)                                   10,000          10,000           10,000
                                                ===========     ===========      ===========

Earnings (loss) per common share:
    Income (loss) before extraordinary item     $      1.05     $     (2.20)     $      (.23)
    Extraordinary item                                 --              (.07)            --
                                                -----------     -----------      -----------
    Net income (loss)                           $      1.05     $     (2.27)     $      (.23)
                                                ===========     ===========      ===========

See notes to financial statements.

FLORIDA STEEL CORPORATION
STATEMENTS OF SHAREHOLDERS' EQUITY (DEFICIT)
($ in thousands except share data)


                                            Common Stock            Capital
                                            ------------           in Excess     Accumulated      Deferred
                                        Shares         Amount        of Par        Deficit      Compensation      Total
                                      ----------    -----------   -----------    -----------    ------------   -----------
  BALANCES AT
  OCTOBER 1, 1991 (Predecessor)              100    $      --     $    23,024    $   (27,103)   $      --      $    (4,079)

Net loss                                    --             --            --          (24,209)          --          (24,209)
Preferred stock dividends                   --             --            --          (14,630)          --          (14,630)
                                      ----------    -----------   -----------    -----------    -----------    -----------
  BALANCES AT
  SEPTEMBER 30, 1992 (Predecessor)           100           --          23,024        (65,942)                      (42,918)

Net loss                                    --             --            --          (14,579)          --          (14,579)
Preferred stock dividends                   --             --            --           (3,320)          --           (3,320)
                                      ----------    -----------   -----------    -----------    -----------    -----------
  BALANCES AT
  DECEMBER 31, 1992 (Predecessor)            100           --          23,024        (83,841)          --          (60,817)


Elimination of old stockholder's
     interest and deficit                   (100)          --         (23,024)        83,841           --           60,817
Common stock proceeds                        200                      150,000           --             --          150,000
Net loss                                    --             --            --           (2,289)          --           (2,289)
                                      ----------    -----------   -----------    -----------    -----------    -----------
  BALANCES AT
  MARCH 31, 1993                             200           --         150,000         (2,289)          --          147,711

Net loss                                    --             --            --          (22,711)          --          (22,711)
                                      ----------    -----------   -----------    -----------    -----------    -----------
  BALANCES AT
  MARCH 31, 1994                             200           --         150,000        (25,001)          --          124,999

Repurchase of common stock                   (20)          --            --             --             --             --
Common stock issuance                         15           --           4,500                        (4,500)          --
Exercise of stock options                      5           --           1,500           --             --            1,500
Net income                                  --             --            --           10,501           --           10,501
Reduction in deferred compensation          --             --            --             --              750            750
49,999 for 1 stock dividend            9,999,800            100          (100)          --             --             --
                                      ----------    -----------   -----------    -----------    -----------    -----------
  BALANCES AT
  MARCH 31, 1995                      10,000,000    $       100   $   155,900    $   (14,500)   $    (3,750)   $   137,750
                                      ==========    ===========   ===========    ===========    ===========    ===========

See notes to financial statements.

FLORIDA STEEL CORPORATION
STATEMENTS OF CASH FLOWS
($ in thousands)

                                                                                                   P R E D E C E S S O R
                                                                                                ---------------------------
                                                                                  THREE MONTHS  THREE MONTHS
                                                         YEAR ENDED   YEAR ENDED      ENDED        ENDED       YEAR ENDED
                                                          MARCH 31,    MARCH 31,    MARCH 31,   DECEMBER 31,  SEPTEMBER 30,
                                                            1995         1994         1993          1992          1992
                                                         ----------   ----------   ----------   ------------  -------------
OPERATING ACTIVITIES
 Net income (loss)                                       $  10,501    $ (22,711)   $  (2,289)    $ (14,579)    $ (24,209)
 Adjustments to reconcile net income
 (loss) to net cash provided by (used in)
 operating activities:
   Depreciation                                             14,046       15,369        3,770         3,890        15,643
   Amortization                                              6,993        6,614        1,668           955         3,946
   Provision for uncollectible accounts                       --            714         --             230           859
   Cumulative effect of change in accounting principle        --           --           --            --           4,270
   Extraordinary item                                         --            748         --           4,185          --
   Deferred income taxes                                     1,849       (5,129)      (4,245)         (801)       (9,530)
   Writedown of real estate held for sale                     --           --           --            --             430
   Loss on disposition of plant and equipment                  600        9,408            6            26            61
   Other, net                                                 --            282          269          --            --
   Deferred compensation                                       750         --           --            --            --

Changes in operating assets and liabilities:
   Accounts receivable                                     (11,142)     (12,607)      (9,768)       12,087        (1,054)
   Recoverable income taxes                                    300        4,200          700        (4,999)        2,882
   Inventories                                             (12,470)     (31,329)      (2,946)       (8,543)       (3,243)
   Other current assets                                        420         (263)        (418)          241          (271)
   Other assets                                                 15          (14)          (3)            5            27
   Trade accounts payable                                    3,315       13,627        6,109         4,301        (5,383)
   Salaries, wages and employee benefits                      (868)       1,662          440           182         1,530
   Other current liabilities                                 6,856        2,356       (1,788)         (318)        2,821
   Liability for epoxy coating settlement                     --           --           --          (9,000)        9,000
   Interest payable                                            526       (1,168)       4,782       (15,446)        7,362
   Other liabilities                                       (10,334)       4,231         --            --           6,313

         NET CASH PROVIDED BY (USED IN)
         OPERATING ACTIVITIES                               11,357      (14,012)      (3,713)      (27,584)       11,454
                                                         ---------    ---------    ---------     ---------     ---------

INVESTING ACTIVITIES
  Additions to property, plant and equipment               (25,781)     (18,193)      (1,583)         (190)       (1,738)
  Proceeds from sales of property, plant and equipment       1,857          221           16             3            27
                                                         ---------    ---------    ---------     ---------     ---------
         NET CASH USED IN INVESTING ACTIVITIES           $ (23,924)   $ (17,972)   $  (1,567)    $    (187)    $  (1,711)
                                                         ---------    ---------    ---------     ---------     ---------

See notes to financial statements.

FLORIDA STEEL CORPORATION
STATEMENTS OF CASH FLOWS - - Continued
($ in thousands)

                                                                                             P R E D E C E S S O R
                                                                                          ---------------------------
                                                                            THREE MONTHS  THREE MONTHS
                                                   YEAR ENDED   YEAR ENDED      ENDED        ENDED       YEAR ENDED
                                                    MARCH 31,    MARCH 31,    MARCH 31,   DECEMBER 31,  SEPTEMBER 30,
                                                      1995         1994         1993          1992          1992
                                                   ----------   ----------  -----------   ------------  -------------
FINANCING ACTIVITIES
Proceeds from short-term and long-term borrowing   $  30,325    $  55,125    $   6,399     $ 161,693     $  27,303
Payments of short-term and long-term borrowings      (18,178)        --           --          (1,136)      (29,610)
Purchases of redeemable preferred stock                 --           --           --            --              (2)
Additions to deferred financing costs                   --           (194)        (121)         --            (573)
Contributions of equity                                 --           --           --         150,000          --
Repurchase of subordinated debentures                   --        (21,200)        --            --            --
Proceeds from exercise of stock options                1,500         --           --            --            --

Payments for acquisition of Company:
  Repayments of borrowings                              --           --           --        (147,557)         --
  Repurchase of subordinated debentures                 --           --           --         (91,965)         --
  Repurchase of preferred stock                         --         (1,695)        --         (29,020)         --
  Repurchase of common stock                            --           --           --          (8,978)         --
  Settlement of interest rate swap                      --           --           --          (8,200)         --
  Other payments                                        --           --           --          (4,482)         --

NET CASH PROVIDED BY (USED IN)
FINANCING ACTIVITIES                                  13,647       32,036        6,278        20,355        (2,882)
                                                   ---------    ---------    ---------     ---------     ---------

INCREASE (DECREASE) IN CASH
AND CASH EQUIVALENTS                                   1,080           51          998        (7,416)        6,861

CASH AND CASH EQUIVALENTS AT
  BEGINNING OF PERIOD                                  1,774        1,723          725         8,141         1,280
                                                   ---------    ---------    ---------     ---------     ---------

CASH AND CASH EQUIVALENTS
AT END OF PERIOD                                   $   2,854    $   1,774    $   1,723     $     725     $   8,141
                                                   =========    =========    =========     =========     =========

SUPPLEMENTAL CASH FLOW INFORMATION

Cash paid for interest                             $  22,150    $  22,195    $     508     $  29,928     $  28,103
                                                   =========    =========    =========     =========     =========

Cash paid for income taxes                         $   5,645    $     300    $   2,722     $     260     $     944
                                                   =========    =========    =========     =========     =========

Payment-in-kind dividends on Redeemable
  Preferred Stock                                  $    --      $    --      $    --       $   3,320     $  14,630
                                                   =========    =========    =========     =========     =========

See notes to financial statements.

FLORIDA STEEL CORPORATION
NOTES TO FINANCIAL STATEMENTS
MARCH 31, 1995

NOTE  A--ACQUISITION, MERGER AND BASIS OF PRESENTATION

These financial statements include the accounts of Florida Steel Corporation (the "Company"). During the year ended March 31, 1994, all wholly owned subsidiaries were liquidated into the Company. The financial statements for the previous periods include the accounts of the Company and its wholly owned subsidiaries. Financial statements of the Company as of and for any period prior to the Acquisition described below are designated as "Predecessor".

FLS Holdings Inc. ("FLS" or "Holdings"), the Company's parent, on June 26, 1992 signed an agreement of merger providing for its acquisition (the "Acquisition") by Kyoei Steel Ltd. ("Kyoei"), which closed December 21, 1992. For financial reporting purposes, the Company accounted for the transaction effective December 31, 1992. In connection with the closing, FLS received an equity infusion of $150 million from Kyoei.

The statement of financial position at December 31, 1992 reflected a new basis of accounting in which the total cost of the purchase was allocated to the assets and liabilities using estimates of fair values (known as the purchase method of accounting pushed down to the Company's financial statements or "pushdown" accounting). The excess purchase price over net assets acquired is reflected as goodwill. The deficit at September 30, 1992 and the loss for three-months ended December 31, 1992, were eliminated under purchase accounting. The following Condensed Statement of Financial Position at December 31, 1992, reflects the purchase accounting adjustments and the new basis of the assets and liabilities.

FLORIDA STEEL CORPORATION
NOTES TO FINANCIAL STATEMENTS
MARCH 31, 1995

NOTE  A--ACQUISITION, MERGER AND BASIS OF PRESENTATION -- Continued
         ($ in thousands)

                                           PREDECESSOR         PURCHASE
                                           PRE-PURCHASE       ACCOUNTING     POST ACQUISITION
                                            ACCOUNTING       ADJUSTMENTS      BALANCE SHEET
                                           ------------      -----------     ----------------
ASSETS

Current assets                             $  139,629        $   (4,728)       $  134,901
Real estate held for sale                       7,600              --               7,600
Plant and equipment                           218,891            12,983           231,874
Goodwill                                       95,171             6,375           101,546
Deferred financing fees                        11,196              (940)           10,256
Other assets                                       26              --                  26
                                           ----------        ----------        ----------
                                           $  472,513        $   13,690        $  486,203
                                           ==========        ==========        ==========
LIABILITIES AND SHAREHOLDERS' EQUITY

Current liabilities                        $   47,750        $      664        $   48,414
Long-term borrowings                          205,603              --             205,603
Other liabilities                              16,153             9,637            25,790
Deferred income taxes                          56,050               346            56,396

Shareholders' Equity:
   Common stock and capital in
     excess of par                            230,797           (80,797)          150,000
   Reinvested earnings (deficit)              (83,840)           83,840              --
                                           ----------        ----------        ----------
                                           $  472,513        $   13,690        $  486,203
                                           ==========        ==========        ==========

The following unaudited Predecessor proforma condensed consolidated results of operations were prepared assuming the acquisition of the Company occurred at the beginning of each of the periods presented. The proforma information includes adjustments for the amortization of asset value changes based on fair value adjustments, amortization of the excess of cost over fair value of assets acquired, interest expense related to acquisition indebtedness and the elimination of nonrecurring expenses related to the transactions:

                                                            THREE MONTHS
                                                                ENDED         YEAR ENDED
                ($ in thousands)                            DECEMBER 31,     SEPTEMBER 30,
                                                                1992             1992
                                                            ------------     -------------
Net Sales                                                    $ 108,358        $ 465,233
Income (loss) before extraordinary item and cumulative
  effect of change in accounting principle                   $  (4,904)       $ (18,073)
Net loss                                                     $  (9,089)       $ (22,343)

FLORIDA STEEL CORPORATION
NOTES TO FINANCIAL STATEMENTS
MARCH 31, 1995

NOTE  A--ACQUISITION, MERGER AND BASIS OF PRESENTATION -- Continued

CHANGE IN YEAR END

Effective March 18, 1993, the Company adopted a March 31 fiscal year end. The accompanying financial statements include audited financial statements for the transition periods ended December 31, 1992 and March 31, 1993.

The following unaudited Predecessor information is presented for comparative purposes only:
         ($ in thousands)

                                                                THREE MONTHS ENDED
                                                                ------------------
                                                         MARCH 31, 1992   DECEMBER 31, 1991
                                                         --------------   -----------------
         Sales                                              $ 111,352         $ 105,003
         Operating expenses                                   101,301           100,907
                                                            ---------         ---------
         Income from operations                                10,051             4,096
         Other expenses                                         9,258             9,114
                                                            ---------         ---------
         Income (loss) before income taxes
           and cumulative effect of change
           in accounting principle                                793            (5,018)
         Income taxes (benefit)                                   551            (1,640)
                                                            ---------         ---------
         Income (loss) before cumulative
           effect of change in accounting principle               242            (3,378)

         Cumulative effect of change in accounting
           principle, net of income tax benefit                  --              (4,270)
                                                            ---------         ---------

         NET INCOME (LOSS)                                  $     242         $  (7,648)
                                                            =========         =========

NOTE B--SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

Credit Risk: The Company extends credit, primarily on a basis of 30-day terms, to various customers in the steel distribution, fabrication and construction industries, primarily located in the southeastern United States. The Company performs periodic credit evaluations of its customers and generally does not require collateral. Credit losses, in the past, have not been significant.

Business Segment: The Company is engaged in steel production and the manufacture, fabrication and marketing of steel products, primarily for use in construction and industrial markets. In the year ended March 31, 1995, export sales were less than 1% of total sales, in fiscal year 1994 approximately 6%. For the six months ended March 31, 1993, approximately 12% of total sales represented export sales and for the year ended September 30, 1992, export sales were approximately 3% of total sales.

FLORIDA STEEL CORPORATION
NOTES TO FINANCIAL STATEMENTS
MARCH 31, 1995

NOTE B--SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES - Continued

Cash Equivalents: The Company considers all highly liquid investments, with a maturity of three months or less when purchased, to be cash equivalents.

Inventories: Inventories are stated at the lower of cost (first-in, first-out method) or market.

Real Estate Held for Sale: Real estate held for sale is carried at the lower of cost or estimated fair value.

Property, Plant and Equipment: Major renewals and betterments are capitalized and depreciated over their estimated useful lives. Maintenance and repairs are charged against operations as incurred. Upon retirement or other disposition of property, plant and equipment, the cost and related allowances for depreciation are removed from the accounts and any resulting gain or loss is reflected in operations.

Plant start-up and other preoperating costs of new facilities are charged against operations as incurred. Interest costs for property, plant and equipment construction expenditures of $654 thousand were capitalized for the year ended March 31, 1995. For financial reporting purposes, the Company provides for depreciation of property, plant and equipment using the straight-line method over the estimated useful lives of 20 to 30 years for buildings and improvements and 4 to 15 years for all other property, plant and equipment.

Goodwill: Goodwill consists of the excess of purchase price over the fair value of acquired assets and liabilities. Goodwill is stated at cost less accumulated amortization of $9,207,375 and $5,077,155 at March 31, 1995 and 1994,
respectively. Goodwill was being amortized over a 40-year period for the reporting periods through December 31, 1992. Effective January 1, 1993, the balance of goodwill was adjusted to reflect the Acquisition and the amortization period was reduced to 25 years. The cost to finalize the Preferred Stock Redemption of $1,695,210 has been accounted for as an increase in goodwill as of March 31, 1994.

Deferred Financing Costs: The deferred financing costs as of March 31, 1995 and 1994, are net of accumulated amortization of $6,067,332 and $3,204,600, respectively, and relate principally to the debt issued in December 1992. These amounts will be amortized over the term of the respective debt instruments, which range from 3 to 8 years.

Earnings per Common Share Earnings per common share are computed using the weighted average number of outstanding common shares. On May 22, 1995, the Company's Board of Directors authorized a 49,999 for 1 stock dividend. Earnings per common share and weighted average shares outstanding have been retroactively adjusted for the stock dividend for all periods subsequent to December 31, 1992.

Income Taxes: The provision for income taxes is based on financial statement income and, therefore, includes deferred income taxes on items reported in different periods for income tax purposes. The Company adopted Statement of Financial Accounting Standards (SFAS) No. 109, "Accounting for Income Taxes" ("SFAS 109") effective October 1, 1992. The Company had previously followed SFAS 96. The effect of adopting SFAS 109 was immaterial for all periods presented.

FLORIDA STEEL CORPORATION
NOTES TO FINANCIAL STATEMENTS
MARCH 31, 1995

NOTE B--SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES - Continued

Post-Retirement Benefits: In December 1990, the Financial Accounting Standards Board issued SFAS No. 106 "Employers' Accounting for Post Retirement Benefits Other Than Pensions" which requires that the projected future cost of providing post-retirement benefits, such as health care and life insurance, be recognized as an expense as employees render service instead of when the benefits are paid. Companies can elect to record the cumulative effect of the accounting change as a charge against income in the year the rules are adopted, or alternatively, on a prospective basis as a part of the future annual benefit cost. The Company has applied the new rules at the time of the Acquisition using the cumulative effect method. Under this method, the Company recorded a liability of $7.3 million at the date of acquisition.

Delivery Expenses: The Company's policy is to include all delivery expenses in cost of goods sold.

Self Insurance: As part of its risk management strategies, the Company is self-insured, up to certain amounts, for risks such as workers' compensation, employee health benefits, and long-term disability. Risk retention is determined based on savings from insurance premium reductions, and, in the opinion of management, does not result in unusual loss exposure relative to other companies in the industry.

Reclassifications: Certain amounts in the fiscal 1994 financial statements have been reclassified to conform to the fiscal 1995 financial statement presentation.

NOTE C--ACCOUNTING CHANGE AND EXTRAORDINARY ITEM

During fiscal 1992, the Company changed its method of accounting for the liability for environmental remediation costs. Events which occurred during fiscal 1992 resulted in the Company concluding that it can no longer estimate the effects of changes in environmental laws and regulations regarding the timing of the cash flows required to remediate environmental contamination. In addition, estimates of the cost of remediation are impacted by rapid changes in available technologies. Under the newly adopted method, the Company has recorded the gross amount of the liability whereas in the past, the Company had recorded the net present value of the amount. The cumulative effect of this change, after reduction for an income tax benefit of $2,570,000, was to increase the net loss by $4,270,000 and is shown separately in the consolidated statement of operations for the year ended September 30, 1992.

In March 1994, the Company redeemed $20,000,000 of 14.5% subordinated debentures. The 6% premium, equal to $1,200,000 was charged to expense net of a $452,000 income tax benefit, and was classified as an extraordinary item for financial reporting purposes.

In December 1992, the Company repaid $239,619,000 of existing debt. The net carrying amount of this debt was $233,017,000 resulting in a loss of $4,185,000, net of an income tax benefit of $2,417,000 which has been classified as an extraordinary item for financial reporting purposes.

NOTE D--INVENTORIES

Inventories consist of the following:
     ($ in thousands)

                                                    MARCH 31,       MARCH 31,
                                                       1995            1994
                                                    ---------       ---------
         Finished goods                             $  81,375       $  67,147
         Work in-process                               21,620          23,201
         Raw materials and operating supplies          24,685          24,862
                                                    ---------       ---------
                                                    $ 127,680       $ 115,210
                                                    =========       =========

NOTE E--BORROWINGS

Long-term borrowings consist of the following:
     ($ in thousands)

                                                   MARCH 31,       MARCH 31,
                                                     1995            1994
                                                   --------        --------
     Revolving Credit Agreement                    $ 65,161        $ 41,279
     First Mortgage Notes                           100,000         100,000
     Subordinated Intercompany Note                  50,000          50,000
     Subordinated Debentures ("Debentures")          13,035          13,035
     Industrial Revenue Bonds                        10,875          10,875
     Note to Parent                                     944          19,122
     Trade Loan Agreements                            9,260           2,817
     Bank of Tokyo Loan                              10,000          10,000
                                                   --------        --------
                                                    259,275         247,128
     Less Current Maturities                         16,245            --
                                                   --------        --------
                                                   $243,030        $247,128
                                                   ========        ========

The Debentures bear interest at 14.5% and mature in fiscal 2001, but will be redeemable if certain tests are met, at the option of the Company, in whole or in part from time to time, on and after September 30, 1994 at redemption prices (expressed as percentages of the outstanding principal amount) if redeemed during the twelve-month period commencing on November 15 of the year set forth below, plus, in each case accrued interest thereon to the date of redemption:

                 YEAR                               PERCENTAGE
                 ----                               ----------
                 1994                                  104%
                 1995                                  102%
                 1996 and Thereafter                   100%

The Company maintains a revolving credit agreement with BT Commercial Corporation ("BTCC"), as agent, which consists of a three year revolving credit facility for making revolving credit loans and issuing letters of credit in the aggregate principal amount of up to $100 million (the "Revolving Credit Agreement"). Loans and letters of credit under the Revolving Credit Agreement are limited, in the aggregate, to the lesser of the $100 million commitment amount and a "borrowing base" amount. Letters of credit are subject to an aggregate sublimit of $30 million. The borrowing base will not exceed the sum of 85% of eligible accounts receivable plus 60.0% of eligible inventory.

The Revolving Credit Agreement provides that the foregoing advance rates and the criteria for eligibility of accounts receivable and inventory may be adjusted by BTCC from time to time. Loans based on eligible inventory are subject to an inventory sublimit.

FLORIDA STEEL CORPORATION
NOTES TO FINANCIAL STATEMENTS
MARCH 31, 1995

NOTE E--BORROWINGS -- Continued

The Revolving Credit Agreement contains (a) covenants standard for BTCC's secured financing generally and other covenants deemed appropriate by BTCC, including, without limitation, financial ratios, limitations on indebtedness, limitations on liens and limitations on loans, investments, dispositions of assets and dividends and distributions and (b) events of default deemed appropriate by BTCC. The Company is in compliance with these covenants at March 31, 1995.

The Revolving Credit Agreement is collateralized by first priority security interests in all accounts receivable and inventory of the Company.

A portion of the loans under the Revolving Credit Agreement bear interest at a per annum rate equal to the Bankers Trust Company Prime Rate plus 1.75%, and a portion of the loans bear interest at a percent per annum rate equal to the Bankers Trust Company's 30-, 60-, or 90-day Eurodollar Rate (the "Eurodollar Rate") plus 3.25%. The average interest rate at March 31, 1995 was 9.6%. In addition, the Revolving Credit Agreement provides for a .5% per annum unused line fee on the unused portion of the Revolving Credit Agreement.

The First Mortgage Notes were issued under an indenture (the "Indenture") as of December 15, 1992 by and among the Company and Shawmut Bank Connecticut, N.A., as Trustee (the "Trustee"). The First Mortgage Notes are collateralized senior obligations of the Company limited in aggregate principal amount to $100 million and will mature on December 15, 2000. Interest on the First Mortgage Notes will accrue at the rate of 11.5% per annum and are payable semiannually on each June 15 and December 15, commencing on June 15, 1993, to the holder of record on the immediately preceding June 1 and December 1. Interest on the First Mortgage Notes will accrue from the most recent date to which interest has been paid or, if no interest has been paid, from the original date of issuance. The Company shall pay interest on overdue principal and (to the extent permitted by law) on overdue installments of interest at a rate equal to 13.5% per annum.

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

FLORIDA STEEL CORPORATION
NOTES TO FINANCIAL STATEMENTS
MARCH 31, 1995

NOTE E--BORROWINGS -- Continued

The Company has assigned and pledged as collateral (the "Collateral") to the Trustee for the benefit of the Trustee and the Holders of the First Mortgage Notes a security interest in certain of its real and personal property summarized below, whether now owned or hereafter acquired, together with the proceeds therefrom and permanent additions and accessions thereto, but such security interest will not extend to the inventory or accounts receivable of the Company, which will be pledged to secure the obligations under the Revolving Credit Agreement. The Collateral for the First Mortgage Notes will represent substantially all the real and personal property (other than inventory and accounts receivable) of the Company's five minimills. The security interest in the Collateral will be a first priority interest (to the extent attainable by filing or possession), subject to certain permitted encumbrances, which encumbrances, in the judgment of the Company, will not adversely affect the value of the collateral.

The First Mortgage Notes contain covenants that include, without limitation, maintenance of sufficient consolidated net worth and limitations on additional indebtedness, transactions with affiliates, dispositions of assets, liens, dividends and distributions. The Company is in compliance with these covenants at March 31, 1995.

The Company has issued to Holdings a $50 million note (the "Subordinated Intercompany Note") which matures December 21, 2001, and is not transferable, by way of sale, pledge, hypothecation or otherwise and is subordinated to the First Mortgage Notes, the Revolving Credit Agreement and the IRBs. The Subordinated Intercompany Note bear interest at variable rates. The weighted average interest rate at March 31, 1995 was 8.3%.

The Company also has outstanding borrowings obtained through industrial revenue bonds ("IRBs") issued to construct facilities in Jackson, Tennessee; Charlotte, North Carolina; Jacksonville, Florida; and Plant City, Florida. The interest rates on these bonds range from 50% to 75% of the prime rate. The IRBs mature in fiscal 2004. The IRBs are backed by irrevocable letters of credit issued pursuant to the Revolving Credit Agreement. As of March 31, 1995, the Company had approximately $17.8 million of outstanding letters of credit, primarily for IRBs, insurance-related matters and surety bonds.

The Note to Parent is an unsecured non-interest bearing note with no stated maturity. Accordingly, amounts due are classified as current as of March 31, 1995 in the accompanying statements of financial position.

The Company has borrowed $5.3 million as of March 31, 1995 from Mitsubishi International Corporation, (the "Mitsubishi Trade Loan Agreement"). The loan bears interest at 7.75% and matures on December 29, 1995. The Company has also borrowed $3.9 million as of March 31, 1995 from Marubeni America Corporation (The "Marubeni Trade Loan Agreement"). The loan bears interest at 8.50% and matures on April 15, 1996. The proceeds from both loans are to be used for the purchase of steel mill equipment which shall collateralize the loans.

As of March 28, 1994, the Company entered into a subordinated note agreement (the "Bank of Tokyo Loan") with the Bank of Tokyo, LTD., New York Agency. The Company pays interest on the $10 million note semiannually commencing September 28, 1994. Interest will be computed at the six-month Eurodollar Rate plus 1.5%. (7.9% effective March 31, 1995). This note, which matures March 28, 1996, is subordinated to the Company's senior debt and the Company may not make payments if the senior debt is in default until certain conditions are met.

FLORIDA STEEL CORPORATION
NOTES TO FINANCIAL STATEMENTS
MARCH 31, 1995

NOTE E--BORROWINGS -- Continued

The maturities of long-term borrowings for the years subsequent to March 31, 1995 are as follows:
       ($ in thousands)

                      Year
                      ----
                      1996                             $    16,245
                      1997                                   3,959
                      1998                                  65,161
                      1999                                   1,480
                      2000                                    --
                      Thereafter                           172,430
                                                       -----------
                                                       $   259,275
                                                       ===========

NOTE F -- NEW REVOLVING CREDIT AGREEMENT

Effective June 9, 1995, the Company entered into a two-year revolving bank agreement (the "New Revolving Credit Agreement"), which replaces the Revolving Credit Agreement and provides up to $140 million borrowings subject to a "borrowing base" amount. The borrowing base amount will not exceed the sum of 85% of eligible accounts receivable plus 65% of eligible inventory. Letters of credit are subject to an aggregate sublimit of $50 million.

The New Revolving Credit Agreement contains certain covenants including financial ratios and limitations on indebtedness, liens, investments and disposition of assets and dividends.

Revolving Loans under the New Revolving Credit Agreement bear interest at a per annum rate equal to one of several rate options (LIBOR, Fed Funds, or Cost of Funds) at the discretion of the Company plus an applicable margin determined by tests of performance from time to time. Prime interest rate loans, not previously mentioned , have no additional margin. In addition to Revolving Loans, the Company has the option of incurring Swingline Loans, subject to an aggregate sub-limit of $10 million, for short-term cash needs at rates near prime. The initial borrowing under the New Revolving Credit Agreement, used to pay off the Revolving Credit Agreement, was LIBOR plus 1.5%.

The New Revolving Credit Agreement is collateralized by first priority security interests in substantially all accounts receivable and inventory of the Company.

FLORIDA STEEL CORPORATION
NOTES TO FINANCIAL STATEMENTS
MARCH 31, 1995

NOTE G -- INCOME TAXES

The provision (benefit) for income taxes are comprised of the following amounts:
        ($ in thousands)

                                                                                                 P R E D E C E S S O R
                                                                                            -------------------------------
                                           YEAR              YEAR          THREE MONTHS     THREE MONTHS          YEAR
                                           ENDED             ENDED             ENDED            ENDED             ENDED
                                         MARCH 31,         MARCH 31,         MARCH 31,       DECEMBER 31,     SEPTEMBER 30,
                                           1995              1994              1993             1992              1992
                                         ---------         ---------       ------------     -------------     -------------
Currently payable (recoverable):
 Federal                                 $  3,572          $ (6,156)         $    500          $ (5,000)         $  1,406
 State                                       --                --                --                --                  94
                                         --------          --------          --------          --------          --------
                                            3,572            (6,156)              500            (5,000)            1,500
                                         --------          --------          --------          --------          --------
Deferred:
 Federal                                    4,785            (4,509)           (1,288)           (3,034)           (8,140)
 State                                        997              (620)               19              (384)           (1,390)
                                         --------          --------          --------          --------          --------
                                            5,782            (5,129)           (1,269)           (3,418)           (9,530)
                                         --------          --------          --------          --------          --------
                                         $  9,354          $(11,285)         $   (769)         $ (8,418)         $ (8,030)
                                         ========          ========          ========          ========          ========

For the year ended March 31, 1994, and for the three months ended December 31, 1992, the benefit for income taxes includes a $452,000 and $2,417,000 current benefit, respectively, for an extraordinary item related to the early extinguishment of debt. The benefit from continuing operations of $10,833,000 and $6,001,418, respectively, is exclusive of this amount.

A reconciliation of the difference between the effective income tax rate for each period and the statutory federal income tax rate follows:
         ($ in thousands)

                                                                                             P R E D E C E S S O R
                                                                                        -------------------------------
                                      YEAR              YEAR          THREE MONTHS       THREE MONTHS         YEAR
                                      ENDED             ENDED             ENDED             ENDED             ENDED
                                    MARCH 31,         MARCH 31,         MARCH 31,        DECEMBER 31,     SEPTEMBER 30,
                                      1995              1994              1993              1992              1992
                                    ---------         ---------       ------------       ------------     -------------
Tax provision (benefit)
 at statutory rates                 $  6,949          $(11,151)         $ (1,023)         $ (5,574)         $ (9,510)
State income taxes, net of
 federal income tax effect               997              (819)              (91)             (581)             (855)
Goodwill amortization                  1,611             1,381               345               227               908
Epoxy settlement                        --                --                --                --               1,100
Restructuring-related costs             --                --                --                --                 350
Other items, net                        (203)             (244)             --                 (73)              (23)
                                    --------          --------          --------          --------          --------
                                    $  9,354          $(10,833)         $   (769)         $ (6,001)         $ (8,030)
                                    ========          ========          ========          ========          ========

FLORIDA STEEL CORPORATION
NOTES TO FINANCIAL STATEMENTS
MARCH 31, 1995

NOTE G --INCOME TAXES -- CONTINUED

The sources of temporary differences on which deferred income taxes have been provided and the related income tax effect follows:
     ($ in thousands)

                                                                                                P R E D E C E S S O R
                                                                                            ------------------------------
                                             YEAR             YEAR         THREE MONTHS     THREE MONTHS         YEAR
                                             ENDED            ENDED            ENDED             ENDED           ENDED
                                           MARCH 31,        MARCH 31,        MARCH 31,       DECEMBER 31,    SEPTEMBER 30,
                                             1995             1994             1993              1992            1992
                                           ---------        ---------      ------------     -------------    -------------
Depreciation and property, plant
   and equipment sales                     $(1,543)         $(4,943)         $  (375)         $  (375)         $  (931)
Pension expense                                 71               (9)             811             (251)            (508)
AMT Credit carryforward                     (1,075)             746             --               (567)          (1,041)
Deferred compensation                        1,463             --               --               --               --
Deferred financing costs                      --               --               --                665             (744)
Writedown of real estate
   held for sale                              --               --               --               --               (163)
Reserve for environmental
   remediation                               3,029           (1,656)            (111)            (373)          (2,721)
Liability for epoxy settlement                --               --               --              3,034           (2,262)
Subordinated debentures                       --               --               --               (178)            --
Accruals deductible in different
   periods for income tax purposes            (240)            (157)             (43)            (194)            (730)
Federal income tax net
   operating loss carryforwards              4,203           (1,819)          (1,918)          (4,264)            --
State income tax net
   operating loss carryforwards                797               83             (109)          (1,089)             (46)
Change in method of accounting
   for inventories                            (996)             660              170             --               --
Other items, net                                73            1,966              306              174             (384)
                                           -------          -------          -------          -------          -------
                                           $ 5,782          $(5,129)         $(1,269)         $(3,418)         $(9,530)
                                           =======          =======          =======          =======          =======

FLORIDA STEEL CORPORATION
NOTES TO FINANCIAL STATEMENTS
MARCH 31, 1995

NOTE G -- INCOME TAXES -- Continued

The components of the deferred tax assets and liabilities consisted of the following at March 31:
       ($ in thousands)

                                                 1995              1994
                                                 ----              ----
Assets:
Allowance for doubtful accounts                $    390          $    390
Pension accrual                                   1,907             1,928
Post retirement benefits accrual                  3,106             2,865
Workers' compensation accrual                     1,141               804
Employee benefits and related accruals            2,361             1,459
Environmental remediation accrual                 7,449             9,531
Federal loss carryforward                         2,569             8,001
State loss carryforward                           1,189             1,336
Alternative minimum tax credit
     carryforward                                 3,164               863
Other                                               512              --
                                               --------          --------
                                                 23,788            27,177
                                               --------          --------
Liabilities:
Property, plant and equipment                   (67,453)          (67,245)
Inventories                                      (3,572)           (6,126)
Deferred compensation                            (1,463)             --
Other                                              --                (658)
                                               --------          --------
                                                (72,488)          (74,029)
                                               --------          --------

Net deferred tax liability                     $(48,700)         $(46,852)
                                               ========          ========

The Company has net operating loss carryforwards of approximately $7.3 million and $29.9 million for federal and state income taxes, respectively, expiring through 2009. As a result of a change in tax fiscal year, recognition of federal net operating loss carryforwards are limited to approximately $1.5 million each year. The Company also has alternative minimum tax credit carryforwards of approximately $3.1 million which have no expiration.

The Company changed its Federal and state tax year end from September 30, to March 31, effective March 31, 1994, to conform with its financial reporting year end.

FLORIDA STEEL CORPORATION
NOTES TO FINANCIAL STATEMENTS
MARCH 31, 1995

NOTE  H --BENEFIT PLANS

The Company maintains a defined benefit pension plan covering substantially all employees. The benefits are based on years of service and compensation during the period of employment. Annual contributions are made in conformity with minimum funding requirements and maximum deductible limitations.

The plan's funded status and the amounts recognized in the accompanying statements of financial position are as follows:
     ($ in thousands)

                                                            MARCH 31,         MARCH 31,
                                                              1995              1994
                                                            ---------         ---------
Actuarial present value of benefit obligations:
 Accumulated benefit obligation including vested
 benefits of $55,930 and $52,074, at March 31, 1995
 and 1994, respectively                                     $ 59,292          $ 55,394
                                                            ========          ========
Projected benefit obligation for service
 rendered to date                                           $(73,857)         $(68,619)
Plan assets at fair value                                     69,926            64,414
                                                            --------          --------
Projected benefit obligation in excess
 of plan assets                                               (3,931)           (4,205)
Unrecognized net (gain) loss                                     161              (154)
Unrecognized prior service cost                                 (461)             --
                                                            --------          --------
Net accrued pension cost included in accrued
 salaries, wages and employee benefits                      $ (4,231)         $ (4,359)
                                                            ========          ========

The weighted average discount rate and rate of increase in future compensation levels used in determining the actuarial present value of the projected benefit obligation were 8.0% and 4.5%, respectively for both the years ended March 31, 1995 and March 31, 1994, and 8.4% and 4.5% for both the three months ended March 31, 1993, and for the three months ended December 31, 1992, and 8.75% and 5.0%, respectively, for the year ended September 30, 1992. The expected rate of return on plan assets was 9.5% for the years ended March 31, 1995 and March 31, 1994 and 9% for all other periods.

FLORIDA STEEL CORPORATION
NOTES TO FINANCIAL STATEMENTS
MARCH 31, 1995

NOTE  H --BENEFIT PLANS -- Continued

Pension cost included in the accompanying statements of operations are comprised of the following:
       ($ in thousands)

                                                                                               P R E D E C E S S O R
                                                                                          -------------------------------
                                        YEAR              YEAR          THREE MONTHS      THREE MONTHS          YEAR
                                        ENDED             ENDED             ENDED             ENDED             ENDED
                                      MARCH 31,         MARCH 31,         MARCH 31,        DECEMBER 31,     SEPTEMBER 30,
                                        1995              1994              1993              1992              1992
                                      ---------         ---------       ------------      -------------     -------------
Service cost                          $  2,574          $  2,578          $    594          $    596          $  2,437
Interest cost                            5,357             5,228             1,267             1,245             4,678
Actual income from
  plan assets                           (6,783)           (3,295)           (3,444)           (3,752)           (6,807)
Net amortization and deferral              982            (1,887)            2,238             2,518             2,004
                                      --------          --------          --------          --------          --------
Net pension cost                      $  2,130          $  2,624          $    655          $    607          $  2,312
                                      ========          ========          ========          ========          ========

The Company also has a voluntary savings plan available to substantially all of its employees. Under this plan, the Company contributes amounts based upon a percentage of the savings paid into the plan by employees. Effective January, 1993, the Company matched 50% of the employees' contribution up to 4% of employees' salaries. Costs under this plan were $1.2 million, $1.2 million, $.2 million, $0, and $.1 million for the years ended March 31, 1995 and March 31, 1994, the three month periods ended March 31, 1993 and December 31, 1992 and for the year ended September 30, 1992.

The Company has an unfunded Supplemental Benefits Plan, which is a nonqualified plan that provides certain officers defined pension benefits in excess of limits imposed by federal tax laws. The charges to earnings under the Supplemental Benefits Plan for the years ended March 31, 1995 and March 31, 1994, the three month periods ended March 31, 1993 and December 31, 1992 were $159 thousand, $765 thousand, $23 thousand and $347 thousand, respectively. The charge to earnings under this plan for fiscal year ended September 30, 1992, was $59 thousand. Approximately $470 thousand was included in salaries, wages and employee benefits as of March 31, 1995.

FLORIDA STEEL CORPORATION
NOTES TO FINANCIAL STATEMENTS
MARCH 31, 1995

NOTE  H --BENEFIT PLANS -- Continued

Post Retirement Benefits:
The Company currently provides specified health care benefits to retired employees. Employees who retire after a certain age with specified years of service become eligible for benefits under this unfunded plan. The Company has the right to modify or terminate these benefits. The Company adopted SFAS No. 106, "Employers' Accounting for Post Retirement Benefits Other Than Pensions as of December 31, 1992. SFAS 106 requires the cost of these benefits be recognized in the Company's financial statements over an employee's service period with the Company. The following table summarizes the accumulated post retirement benefit obligations included in the Company's statements of financial position:

     ($ in thousands)                                          MARCH 31,        MARCH 31,
                                                                 1995             1994
                                                               ---------        ---------
                    Retirees                                   $  4,371         $  4,987
                    Fully eligible active participants              235              421
                    Other active plan participants                3,367            3,094
                                                               --------         --------
                              Total                               7,973            8,502
                    Plan assets at fair value                      --               --
                    Unrecognized net gain (loss)                    634             (358)
                    Accrued post retirement benefit
                      obligation                               $  8,607         $  8,144
                                                               ========         ========

The following table summarizes the net post retirement benefit costs:
     ($ in thousands)

                                                           MARCH 31,     MARCH 31,
                                                             1995         1994
                                                           ---------     ---------
                    Service cost                              $234          $251
                    Interest Cost                              610           662
                                                              ----          ----
                    Net post retirement benefit cost          $844          $913
                                                              ====          ====


The weighted average discount rate used in determining the accumulated benefit obligation was 8.25%. The gross medical trend rate was assumed to be 11.0% in 1994 and dropping .346% per year to 6.5% in 2007 and beyond for pre-65 retirees that retired before January 1, 1994 and 10% decreasing by .5% per year to 5.5% in 2003 and beyond for post 65-retirees that retired before January 1, 1994. For retirees on or after January 1, 1994, the trend rate is the same until the Company's expected costs are double the 1992 costs. At that point, future increases in the medical trend will be paid by the retirees. The health care cost trend rate assumption has a significant effect on the amount of the obligation reported.

FLORIDA STEEL CORPORATION
NOTES TO FINANCIAL STATEMENTS
MARCH 31, 1995

NOTE  H --BENEFIT PLANS -- Continued

The incremental effect of a 1% increase in the medical trend rate would result in an increase of approximately $230,000 and $17,000 to the accumulated post retirement benefit obligation and net post retirement benefit cost, respectively, as of and for the year ended March 31, 1995.

NOTE I--INCENTIVE COMPENSATION PLAN

During 1989, the Board of Directors of Holdings approved a short-term incentive plan to reward key employees who are significant to the Company's long-term success. The awards are based on the Company's actual operating results, as compared to targeted results. The plan provides for annual distributions to participants based on that relationship. The plan is amended annually by the Board of Directors to reflect changes in expected operating results, and to adjust target results accordingly. The award for fiscal 1995 was $1.9 million which is included in salaries, wages and employee benefits at March 31, 1995. No amounts were awarded under the plan for the year ended March 31, 1994, the six month period ended March 31, 1993 or for the year ended 1992.

NOTE J--ENVIRONMENTAL MATTERS

Because the Company is involved in the manufacture of steel, it produces and uses certain substances that may pose environmental hazards. The principal hazardous waste generated by current and past operations is emission control dust ("EC dust"), a residual from the production of steel in electric arc furnaces. The emission control dust generated by current operations is shipped to zinc reclamation facilities under applicable environmental laws. In the past, some of the Company's facilities and those of some reclaimers to whom shipments were made became contaminated by emission control dust. In addition, during the early 1970s, contamination involving polychlorinated biphenyls
(PCBs), occurred at several of the Company's facilities. Environmental legislation and regulation at both the federal and state level is subject to change, which may change the cost of compliance. Various possible methods of remediation are presently being studied for approval; however, it is expected that the investigation and remediation process will take a number of years. Although the ultimate costs associated with the remediation are not presently known, the Company has estimated the cost to be approximately $21.7 million. Approximately $19.1 million of these costs is recorded in accrued liabilities as of March 31, 1995. The remaining amounts consist of site restoration and environmental exit costs to ready idle facilities for sale, and have been considered in determining whether the carrying amounts of the properties exceed their net realizable values. The Company paid approximately $14 million in remediation costs in fiscal 1995. Of the amount accrued at March 31, 1995, the Company expects to pay approximately $10.9 million in fiscal 1996, the timing of future payments are uncertain due to the various remediation alternatives being considered. The Company had recorded a reserve of approximately $27 million as of March 31, 1994 and approximately $21 million at March 31, 1993. The Company's estimate of the remediation costs is based on its review of each site and the nature of such problems. The Company then determines for each site the expected remediation methods, and the estimated cost for each step of remediation. In all such determinations, the Company employs outside consultants, and providers of such remedial services where necessary, to assist in making such determinations.

FLORIDA STEEL CORPORATION
NOTES TO FINANCIAL STATEMENTS
MARCH 31, 1995

NOTE J--ENVIRONMENTAL MATTERS -- Continued

During the years ended March 31, 1995, March 31, 1994, and three months ended March 31, 1993 and December 31, 1992 and the fiscal year 1992, the Company expensed approximately $6 million, $10 million, $.6 million, $.5 million, and $9.6 million, respectively, for environmental remediation costs. Such amounts are included in the accompanying statements of operations as a component of costs of sales, excluding depreciation.

Based on past use of certain technologies and remediation methods by third parties, evaluation of those technologies and methods by the Company's consultants and quotations and third-party estimates of costs of remediation-related services provided to the Company or of which the Company and its consultants are aware, the Company and its consultants believe that the Company's cost estimates are reasonable. In light of the uncertainties inherent in determining the costs associated with the clean-up of such contamination, including the time periods over which such costs must be paid, the extent of contribution by parties which are joint and severally liable, and the nature and timing of payments to be made under cost sharing arrangements; there can be no assurance the ultimate costs of remediation may not be greater or less than the estimated remediation costs.

NOTE K -- COMMITMENTS

Operating Leases
The Company leases certain equipment and real property under noncancelable operating leases. Aggregate future minimum payments under these leases are as follows:

($ in thousands)

                          Year Ending
                           March 31,            Amount
                          -----------           ------
                              1996              $1,464
                              1997               1,177
                              1998                 932
                              1999                 742
                              2000                 461
                           Thereafter            2,342
                                                ------
                                                $7,118
                                                ======

Total rent expense was approximately $5.0 million, $4.8 million, $1.0 million, $.9 million, and $3.9 million for the years ended March 31, 1995 and March 31, 1994, the three months ended March 31, 1993, the three months ended December 31, 1992 and the year-ended September 30, 1992, respectively.

On April 1, 1995, the Company entered into two noncancelable operating lease agreements with an initial lease term of five years to lease land and land improvements to a third party. Aggregate future minimum gross rentals under these leases is $100,000 per year. Cost of the land and land improvements was $1.6 million.

FLORIDA STEEL CORPORATION
NOTES TO FINANCIAL STATEMENTS
MARCH 31, 1995

NOTE K -- COMMITMENTS - Continued

Service Commitments
The Company entered into two noncancelable agreements to purchase transportation services. The rates charged are based on a fixed dollar amount and number of miles. These rates are subject to change each year based on inflation. The term for each agreement is 5 years, beginning April 1, 1995, renewable for successive one-year periods.

Employment Agreement
On June 1, 1994, the Company entered into a five-year employment agreement (the "Employment Agreement") with a senior member of management. The Employment Agreement provides for, among other benefits, a one-time bonus of $2,446,000, base annual salary of $300,000, and equity interest of 7.5% of the outstanding common stock of the Company to vest ratably over the next five years. Deferred compensation of $4,500,000 was recorded related to the common stock granted, and is being amortized on a straight-line basis over the term of the Employment Agreement. The Employment Agreement also provides for certain additional benefits in the event of termination.

Interest Rate Swap
The Company maintains an interest rate swap (the "Swap") agreement as a hedge against fluctuations in interest rates on certain debt. The Swap has a notional amount of $20 million and a three-year term expiring February 24, 1997. Under the terms of the Swap the Company has agreed to pay fixed interest at 9% and receive variable interest at the LIBOR Rate (6.38% at March 31, 1995) + 3.0%, computed based on the notional amount. The Company is amortizing the premium paid to acquire the Swap over its term as an adjustment to interest expense.

Litigation
The Company is defending various claims and legal actions which are common to its operations. While it is not feasible to predict or determine the ultimate outcome of these matters, none of them, in the opinion of management, will have a material effect on the Company's financial position or results of operations.

NOTE L--OTHER OPERATING EXPENSES

In March 1994, the Company announced the closing of the Tampa Mill melt shop resulting in a $10.3 million charge of which $9.1 million was to reduce fixed assets to realizable value and the balance was primarily benefit costs for affected employees. The Company also announced the closing of the Ft. Myers, Florida and Woodbridge, Virginia fabricating shops at a cost of $600,000.

On November 4, 1992, the Company entered into a Settlement Agreement with the United States and Florida Departments of Transportation (the "Departments"). The Company paid the Departments $9 million five days after the closing of the Acquisition by Kyoei Steel (Note A). The Company recorded the $9 million as of September 30, 1992 in other operating expenses.

FLORIDA STEEL CORPORATION
NOTES TO FINANCIAL STATEMENTS
MARCH 31, 1995

NOTE M--SUBSEQUENT EVENTS

Employment Agreement
On April 1, 1995, the Company entered into an employment agreement with a senior member of management that provides for, among other things, a signing bonus and the receipt of restricted common stock and options to purchase common stock.

Shareholder Loan
On April 15, 1995, the Company loaned approximately $731,000 to a shareholder. The loan bears interest at 7.15% and calls for quarterly interest payments until September 1997. Quarterly interest and principal payments are due starting September 1, 1997 to June 1, 2000.

Stock Dividend
On May 22, 1995, the Company's Board of Directors and shareholders authorized an increase in the number of shares of common stock from 1,000 to 30,000,000 and the Board of Directors declared a stock dividend of 49,999 shares for 1, pending approval of an amendment to the Company's Articles of Incorporation by the State of Florida. These changes have been retroactively reflected to March 31, 1995, in the accompanying financial statements.

                           FLORIDA STEEL CORPORATION

                 SCHEDULE II--VALUATION AND QUALIFYING ACCOUNTS


                COLUMN A                         COLUMN B            COLUMN C           COLUMN D          COLUMN E
                --------                       ------------         ----------         ----------         ---------
                                                  BALANCE           CHARGED TO                             BALANCE
                                               AT BEGINNING          COST AND                               AT END
            CLASSIFICATION                       OF PERIOD            EXPENSE          DEDUCTIONS         OF PERIOD
- -----------------------------------            ------------         ----------         ----------         ---------
Predecessor Year ended September 30, 1992:
  Allowance for possible losses
  on accounts and notes receivable                $1,000             $     859           $   859 (1)        $1,000
                                                  ======             =========           =======            ======

Predecessor
Three months ended December 31, 1992:
  Allowance for possible losses
  on accounts and notes receivable                $1,000             $     230           $   (35)(1)        $1,265
                                                  ======             =========           =======            ======

The Company
Three months ended March 31, 1993:
  Allowance for possible losses
  on accounts and notes receivable                $1,265             $      (5)          $   160 (1)        $1,100
                                                  ======             =========           =======            ======

Year Ended March 31, 1994:
  Allowance for possible losses
  on accounts and notes receivable                $1,100             $     714           $   814 (1)        $1,000
                                                  ======             =========           =======            ======

Year Ended March 31, 1995:
  Allowance for possible losses
  on accounts and notes receivable                $1,000             $     559           $  (559)           $1,000
                                                  ======             =========           =======            ======



(1) Represents accounts considered to be uncollectible and charged off, less recoveries on accounts previously charged off.

See notes to financial statements.

                              INDEX TO EXHIBITS
                              -----------------

EXHIBIT
  NO.                            DESCRIPTION
- -------                          -----------
  27            Financial Data Schedule (for SEC use only)