Form 10-Q
period 1995-06-30
FLORIDA STEEL CORP
filed 1995-08-10
CIK 37661

                                  FORM 10-Q


                      SECURITIES AND EXCHANGE COMMISSION
                               Washington, D.C.
                                    20549

(Mark One)

/X/      QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15 (d) OF THE
         SECURITIES EXCHANGE ACT OF 1934

For the quarter ended June 30, 1995

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

       As of the date of this report, the registrant had 10,048,836 shares $.01 par value common stock outstanding.

                        PART I   FINANCIAL INFORMATION

ITEM I.  FINANCIAL STATEMENTS

FLORIDA STEEL CORPORATION
CONDENSED STATEMENTS OF FINANCIAL POSITION
($ IN THOUSANDS)



                                                                                             JUNE 30,
                                                                                              1995                     MARCH 31,
                                                                                           (UNAUDITED)                   1995
                                                                                           -----------                ----------
                   ASSETS

                   CURRENT ASSETS
                        Cash and cash equivalents                                            $  1,384                   $  2,854
                        Accounts receivable, less allowance for estimated
                          losses ($1,200 at June 30, 1995
                          and $1,000 at March 31,1995)                                         79,515                     80,360
                        Inventories                                                           127,054                    127,680
                        Deferred tax assets                                                    11,800                     11,800
                        Other current assets                                                      492                        750
                                                                                             --------                   --------
                   TOTAL CURRENT ASSETS                                                       220,245                    223,444

                   REAL ESTATE HELD FOR SALE                                                    8,631                      8,631

                   PROPERTY, PLANT AND EQUIPMENT                                              255,273                    262,141
                        Less allowances for depreciation                                       32,113                     31,033
                                                                                             --------                   --------
                                                                                              223,160                    231,108

                   GOODWILL                                                                    93,001                     94,033

                   DEFERRED FINANCING COSTS                                                     4,124                      4,504

                   OTHER ASSETS                                                                    14                         28
                                                                                             --------                   --------
                   TOTAL ASSETS                                                              $549,175                   $561,748
                                                                                             ========                   ========

                   See notes to condensed financial statements

FLORIDA STEEL CORPORATION
CONDENSED STATEMENTS OF FINANCIAL POSITION
($ IN THOUSANDS)


                                                                                                 JUNE 30,
                                                                                                   1995          MARCH 31,
                                                                                                (UNAUDITED)        1995
                                                                                                -----------     ----------
                   LIABILITIES AND SHAREHOLDERS' EQUITY

                   CURRENT LIABILITIES
                     Trade accounts payable                                                       $  39,818      $ 49,364
                     Salaries, wages and employee benefits                                           14,782        16,520
                     Environmental remediation                                                        8,596        10,919
                     Other current liabilities                                                        4,286         3,774
                     Interest payable                                                                 1,936         5,258
                     Current maturities of long-term borrowings                                      20,145        16,245
                                                                                                  ---------      --------
                             TOTAL CURRENT LIABILITIES                                               89,563       102,080

                   LONG-TERM BORROWINGS,
                     (INCLUDING NOTE PAYABLE TO PARENT OF $50,000
                     AT MARCH 31, AND JUNE 30, 1995, RESPECTIVELY)                                  245,930       243,030

                   OTHER LIABILITIES                                                                 18,507        18,388

                   DEFERRED INCOME TAXES                                                             60,451        60,500


                   SHAREHOLDERS' EQUITY
                     Common stock, $.01 par value; 30,000,000 shares authorized at March 31, and June 30, 1995.  10,000,000 and 10,048,836
                     shares outstanding at March 31, and June 30, 1995, respectively.                   100           100
                     Capital in excess of par                                                       156,510       155,900
                     Accumulated deficit                                                            (18,361)      (14,500)
                     Deferred compensation                                                           (3,525)       (3,750)
                                                                                                   --------      --------

                             TOTAL SHAREHOLDERS' EQUITY                                             134,724       137,750
                                                                                                   --------      --------

                   TOTAL LIABILITIES AND SHAREHOLDERS' EQUITY                                      $549,175      $561,748
                                                                                                   ========      ========


                  See notes to condensed financial statements.

FLORIDA STEEL CORPORATION
CONDENSED STATEMENTS OF OPERATIONS
($ IN THOUSANDS EXCEPT PER SHARE DATA)


                                                                     THREE MONTHS ENDED JUNE 30,
                                                                    1995                     1994
                                                                 (UNAUDITED)              (UNAUDITED)
                                                                 -----------              -----------
  Net sales                                                       $165,211                 $154,597

  Operating expenses:
     Cost of sales, excluding depreciation                         136,914                  140,401
     Selling and administrative                                      7,017                    6,284
     Depreciation                                                    3,634                    3,649
     Amortization of goodwill                                        1,032                    1,032
     Other operating expenses                                       15,000                        -
                                                                  --------                 --------
                                                                   163,597                  151,366
                                                                  --------                 --------
    INCOME FROM OPERATIONS                                           1,614                    3,231

  Other expenses:
     Interest                                                        6,304                    5,419
     Amortization of deferred financing costs                          980                      608
                                                                  --------                 --------
                                                                     7,284                    6,027
                                                                  --------                 --------
    (LOSS) BEFORE INCOME TAXES                                      (5,670)                  (2,796)

  Income tax (benefit)                                              (1,809)                    (666)
                                                                  --------                 --------
    NET (LOSS)                                                    $ (3,861)                $ (2,130)
                                                                  ========                 ========

  Weighted average shares outstanding
  (in thousands)                                                    10,016                   10,000
                                                                  ========                 ========

  Earnings (loss) per common share                                $   (.39)                $   (.21)
                                                                  ========                 ========

                      See notes to condensed financial statements.

FLORIDA STEEL CORPORATION
CONDENSED STATEMENTS OF CASH FLOWS
($ IN THOUSANDS)


                                                                                                 THREE MONTHS ENDED JUNE 30,
                                                                                                  1995                   1994
                                                                                               (UNAUDITED)            (UNAUDITED)
                                                                                               -----------            -----------
  OPERATING ACTIVITIES
   Net loss                                                                                      $ (3,861)           $ (2,130)
   Adjustments to reconcile net loss to net cash
   used in operating activities:
     Depreciation                                                                                   3,634               3,649
     Amortization                                                                                   2,012               1,640
     Provision for uncollectable accounts                                                             150                 200
     Deferred compensation                                                                            225                  75
     Deferred income taxes                                                                            (49)               (761)
     (Gain) loss on disposition of plant and equipment                                             12,719                  33

  Changes in operating assets and liabilities:
     Accounts receivable                                                                              695              (9,688)
     Inventories                                                                                      626              12,191
     Other current assets                                                                             258                 474
     Other assets                                                                                      14                   1
     Trade accounts payable                                                                        (9,546)             (4,207)
     Salaries, wages and employee benefits                                                         (1,738)                402
     Environmental remediation                                                                     (2,323)             (1,859)
     Other current liabilities                                                                        512                 230
     Interest payable                                                                              (3,322)             (2,992)
     Other liabilities                                                                                119                (880)
                                                                                                 --------            --------

  NET CASH USED IN OPERATING ACTIVITIES                                                               125              (3,622)

  INVESTING ACTIVITIES
     Additions to plant and equipment                                                              (8,579)             (3,274)
     Proceeds from sales of plant and equipment                                                       174                  34
                                                                                                 --------            --------
          NET CASH USED IN INVESTING ACTIVITIES                                                    (8,405)             (3,240)
                                                                                                 --------            --------

  FINANCING ACTIVITIES   Proceeds from short-term and long-term borrowings                          6,800               6,737
   Addition to deferred financing costs                                                              (600)
   Proceeds from sale of common stock                                                                 610
                                                                                                 --------            --------
                                                                                                    6,810               6,737
                                                                                                 --------            --------
  DECREASE IN CASH AND CASH EQUIVALENTS                                                            (1,470)               (125)

  Cash and cash equivalents at beginning of period                                                  2,854               1,774
                                                                                                 --------            --------
  CASH AND CASH EQUIVALENTS AT END OF PERIOD                                                     $  1,384            $  1,649
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

It is suggested that these condensed financial statements be read in conjunction with the financial statements and the notes thereto included in the Company's latest annual report on Form 10-K. The results of the three months ended June 30, 1995 are not necessarily indicative of the results to be expected for the fiscal year ending March 31, 1996.

NOTE B -- SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

Business Segment: The Company is engaged in steel production and the manufacture, fabrication and marketing of steel products, primarily for use in construction and industrial markets.

Credit Risk: The Company extends credit, primarily on a bases of 30-day terms, to various customers in the steel distribution, fabrication and construction industries, primarily located in the southeastern United States. The Company performs periodic credit evaluations of its customers and generally does not require collateral. Credit losses, in the past, have not been significant.

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

Plant start-up and other pre-operating costs of new facilities are charged against operations as incurred. For financial reporting purposes, the Company provides for depreciation of plant and equipment using the straight-line method over the estimated useful lives of 20 to 30 years for buildings and improvements and 4 to 15 years for machinery and equipment.

FLORIDA STEEL CORPORATION
NOTES TO CONDENSED FINANCIAL STATEMENTS

NOTE C--INVENTORIES

Inventories consist of the following:
    ($ in thousands)

                                                               JUNE 30,         MARCH 31,
                                                                 1995             1995
                                                              ----------       ----------
             Finished goods                                    $ 80,486        $  81,375
             Work in-process                                     20,102           21,620
             Raw materials and operating supplies                26,466           24,685
                                                               --------        ---------
                                                               $127,054        $ 127,680
                                                               ========        =========

NOTE D--BORROWINGS

Long-term borrowings consist of the following:
  ($ in thousands)

                                                            JUNE 30,              MARCH 31,
                                                              1995                  1995
                                                           ----------             ---------
    New Revolving Credit Agreement                          $ 72,020               $
    Revolving Credit Agreement                                  -                    65,161
    First Mortgage Notes                                     100,000                100,000
    Subordinated Intercompany Note                            50,000                 50,000
    Subordinated Debentures ("Debentures")                    13,035                 13,035
    Industrial Revenue Bonds                                  10,875                 10,875
    Bank of Tokyo Loan                                        10,000                 10,000
    Trade Loan Agreements                                      9,439                  9,260
    Note to Parent                                               706                    944
                                                            --------               --------
                                                             266,075                259,275
    Less Current Maturities                                   20,145                 16,245
                                                            --------               --------
                                                            $245,930               $243,030
                                                            ========               ========

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

Revolving Loans under the New Revolving Credit Agreement bear interest at a per annum rate equal to one of several rate options at the discretion of the Company plus an applicable margin determined by tests of performance from time to time. The initial borrowing under the New Revolving Credit Agreement, used to pay off the Revolving Credit Agreement, was LIBOR plus 1.5%.

FLORIDA STEEL CORPORATION
NOTES TO CONDENSED FINANCIAL STATEMENTS

NOTE D--BORROWINGS - Continued

The First Mortgage Notes were issued under an indenture (the "Indenture") as of December 15, 1992 by and among the Company and Shawmut Bank Connecticut, N.A., as Trustee (the "Trustee"). The First Mortgage Notes are collateralized senior obligations of the Company limited in aggregate principal amount to $100 million and will mature on December 15, 2000. Interest on the First Mortgage Notes accrues at the rate of 11.5% per annum and is payable semiannually on each June 15 and December 15.

The First Mortgage Notes are redeemable, at the option of the Company, in whole or in part from time to time, on or after December 15, 1996 at redemption prices (expressed as percentages of the outstanding principal amount) if redeemed during the twelve-month period commencing on December 15 of the year set forth below, plus, in each case, accrued interest thereon to the date of redemption:

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

The Company has assigned and pledged as collateral (the "Collateral") to the Trustee for the benefit of the Holders of the First Mortgage Notes a security interest in all the real and personal property (other than inventory and accounts receivable) of the Company's five minimills. The First Mortgage Notes contain covenants that include, without limitation, maintenance of sufficient consolidated net worth and limitations on additional indebtedness, transactions with affiliates, dispositions of assets, liens, dividends and distributions. The Company is in compliance with these covenants at June 30, 1995.

The Company has issued to Holdings a $50 million note (the "Subordinated Intercompany Note") which matures December 21, 2001, is not transferable, and is subordinated to the First Mortgage Notes, the Revolving Credit Agreement and the IRBs. The Subordinated Intercompany Note bears interest at variable rates. The weighted average interest rate at June 30, 1995 was 8.3%.

The Debentures bear interest at 14.5% and mature in fiscal 2001, but are redeemable at the option of the Company, in whole or in part from time to time, at redemption prices (expressed as percentages of the outstanding principal amount) if redeemed during the twelve-month period commencing on November 15 of the year set forth below, plus, in each case accrued interest thereon to the date of redemption:

                               YEAR                              PERCENTAGE
                               ----                              ----------
                               1994                                 104%
                               1995                                 102%
                               1996 and Thereafter                  100%

FLORIDA STEEL CORPORATION
NOTES TO CONDENSED FINANCIAL STATEMENTS

NOTE D--BORROWINGS -- Continued

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

As of March 28, 1994, the Company entered into a subordinated note agreement with the Bank of Tokyo, LTD., New York Agency. The Company pays interest on the $10 million note semiannually commencing September 28, 1994. Interest will be computed at the six-month Eurodollar Rate plus 1.5%. (7.9% effective June 30, 1995). This note, which matures March 28, 1996, is subordinated to the Company's senior debt and the Company may not make payments if the senior debt is in default until certain conditions are met.

The Company has borrowed $5.4 million as of June 30, 1995 from Mitsubishi International Corporation. The loan bears interest at 7.75% and matures on December 29, 1995. The Company has also borrowed $4.0 million as of June 30, 1995 from Marubeni America Corporation. The loan bears interest at 8.50% and matures on April 15, 1996. The proceeds from both loans are to be used for the purchase of steel mill equipment which shall collateralize the loans.

The Note to Parent is an unsecured non-interest bearing note with no stated maturity. Accordingly, amounts due are classified as current as of June 30, 1995 in the accompanying statements of financial position.

As of June 30, 1995, the Company had approximately $17.8 million of outstanding letters of credit, primarily for IRBs, insurance-related matters and surety bonds.

NOTE E--ENVIRONMENTAL MATTERS

Because the Company is involved in the manufacture of steel, it produces and uses certain substances that may pose environmental hazards. The principal hazardous waste generated by current and past operations is emission control dust ("EC dust"), a residual from the production of steel in electric arc furnaces. The emission control dust generated by current operations is shipped to zinc reclamation facilities under applicable environmental laws. In the past, some of the Company's facilities and those of some reclaimers to whom shipments were made became contaminated by emission control dust. In addition, during the early 1970s, contamination involving polychlorinated biphenyls
(PCBs) occurred at several of the Company's facilities.

FLORIDA STEEL CORPORATION
NOTES TO CONDENSED FINANCIAL STATEMENTS

NOTE E--ENVIRONMENTAL MATTERS - Continued

Various possible methods of remediation are presently being studied for approval; however, it is expected that the investigation and remediation process will take a number of years. Although the ultimate costs associated with the remediation are not presently known, the Company has estimated the cost to be approximately $19.4 million. Approximately $16.8 million of these costs is recorded in accrued liabilities as of June 30, 1995. The remaining amounts consist of site restoration and environmental exit costs to ready idle facilities for sale, and have been considered in determining whether the carrying amounts of the properties exceed their net realizable values. The Company's estimate of the remediation costs is based on its review of each site and the nature of such problems. The Company then determines for each site the expected remediation methods, and the estimated cost for each step of remediation. In all such determinations, the Company employs outside consultants, and providers of such remedial services where necessary, to assist in making such determinations.

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

Other Operating Expenses
In July 1995, the Company announced the closing of the Tampa, Florida rolling mill, resulting in a $15.0 million charge of which $12.0 million was to reduce fixed assets to realizable value and $3.0 million for severance and benefit costs for affected employees and other costs associated with the closure of the facility.

Litigation
The Company is defending various claims and legal actions which are common to its operations. While it is not feasible to predict or determine the ultimate outcome of these matters, none of them, in the opinion of management, will have a material effect on the Company's financial position or results of operations.

FLORIDA STEEL CORPORATION
ITEM 2. MANAGEMENTS' DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATION

LIQUIDITY AND CAPITAL RESOURCES

The New Revolving Credit agreement effective June 9, 1995, provides up to $140 million borrowings subject to a "borrowing base" amount which substantially improves the Company's liquidity and lowers the effective interest rate. The unused borrowing at June 30, 1995 was $49.8 million.

The Company borrowed an additional $6.8 million primarily for investments in plant and equipment. The closure of the Tampa rolling mill, effective September 1995, resulted in a $15 million charge for the June 1995 quarter. Of that amount $12 million was a non-cash write down of fixed assets and the balance was for severance pay and other costs that will be paid over the next year. As a result of increased production at the other mills, the volume is not expected to be reduced due to the closure, however, raw material and work in process inventories will be reduced.

The Company expects to spend an additional $22 million for capital expenditures and approximately $7.5 million for environmental remediation during the balance of fiscal 1996. However, the cash flow generated from operations and available financing should be sufficient to fund the contemplated expenditures, and maintain adequate available borrowing capacity under The New Revolving Credit Agreement. The Company continues to comply with all of the covenants of its loan agreements.

RESULTS OF OPERATIONS

                                                   THREE MONTHS ENDED:
                                            -------------------------------
                                              JUNE 30,            JUNE 30,
                                                1995                1994
                                            -----------         -----------
  Shipments (Tons)
  ----------------
  Stock Rebar                                   125,344             128,413
  Merchant Bar                                  141,592             126,208
  Rods                                           29,950              28,931
                                               --------            --------
  Mill Finished Products                        296,886             283,552
  Fabricated Rebar                               88,984              91,514
  Billets                                        20,654              57,921
                                               --------            --------
  Total Tonnage                                 406,524             432,987

  Selling Price ( Per Ton)
  ------------------------
  Stock Rebar                                  $    331            $    308
  Merchant Bar                                 $    375            $    349
  Rods                                         $    359            $    331
                                               --------            --------
  Mill Finished Products                       $    355            $    328
  Fabricated Rebar (plain)                     $    461            $    397
  Billets                                      $    242            $    218

  Metal Margin Spread (Per Ton)
  -----------------------------
  Mill Selling Price                           $    355            $    328
  Ferrous Scrap Price                          $    133            $    128
                                               --------            --------
  Metal Margin Spread                          $    222            $    200


FLORIDA STEEL CORPORATION
ITEM 2. MANAGEMENTS' DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATION - Continued

Excluding the one time charge for the Tampa Mill closure, the improvement in the operating results were primarily attributable to stronger market demand for mill finished products, an 11% increase in the metal margin spread between the cost of ferrous scrap and mill selling prices and lower mill conversion costs of $5 per ton. The Company's downstream fabrication facilities benefited from strong seasonal demand and 16% higher selling prices for fabricated rebar products.

Average selling prices for mill finished tons shipped were up $27 per ton or 8.2% for the quarter ended June 30, 1995 versus the comparable quarter a year ago and up $14 per ton compared with the average selling prices for the March 1995 quarter.

Cost of Sales: Cost of sales, excluding depreciation was 82.9% of sales for the period ended June 30,1995 as compared to 90.9% for the quarter a year ago. Scrap costs were $133 per ton for the current quarter versus $128 per ton a year ago.

The primary reasons for the decrease in the cost of goods sold, excluding depreciation, as a % of sales, were improved selling prices. The average ferrous metal margin, selling prices less scrap, improved approximately 11%. Total mill conversion costs were $5 per ton lower over a year ago. In addition, the West Tennessee mill was shut down one month in the June 1994 quarter.

Selling and Administrative Expenses: Selling and administrative expenses increased in the quarter ended June 30, 1995 versus the quarter ended June 30, 1994 primarily because of increased employment costs and outside service costs.

Depreciation: Depreciation for the quarter ended June 30, 1995 was lower than the quarter ended June 30, 1994 because of the closing of the Tampa Melt Shop.

Interest Expense: Interest expense for the first quarter of fiscal 1996 was higher than in the first quarter of fiscal 1995 because of higher average debt and higher interest rates.

Income Taxes: The effective federal and state income tax rate for the quarter ended June 30, 1995 and June 30, 1994 was 39% and 37.7%, respectively, excluding the effect of the amortization of goodwill, which is not deductible for income tax purposes.

                          PART II -- OTHER INFORMATION

ITEM 1.      LEGAL PROCEEDINGS

The Company is defending various claims and legal actions which are common to its operations. While it is not feasible to predict or determine the outcome of these matters, none of them, in the opinion of management, will have a material effect on the Company's financial position or results of operation.

ITEM 6.      EXHIBITS AND REPORTS ON FORM 8-K

             (a) The following document is filed as an exhibit to this
                 Quarterly Report on Form 10-Q:

                 27   Financial Data Schedule (for SEC use only)

             (b) Reports on Form 8-K:

                 None


                                  SIGNATURES


Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

                             FLORIDA STEEL CORPORATION



Date:  August 10, 1995  /s/  T. G. Creed
                        -------------------------------------------------------
                        T. G. Creed, President and Chief Operating Officer



Date:  August 10, 1995  /s/  T. J. Landa
                        -------------------------------------------------------
                        T. J. Landa, Vice President and Chief Financial Officer