Form 10-Q
period 1995-09-30
FLORIDA STEEL CORP
filed 1995-11-13
CIK 37661

                                   FORM 10-Q


                       SECURITIES AND EXCHANGE COMMISSION
                                Washington, D.C.
                                     20549

(Mark One)

[X] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15 (d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarter ended September 30, 1995

                                       or

[ ] TRANSITION REPORT PURSUANT TO SECTION 13 OR 15 (d) OF THE SECURITIES EXCHANGE ACT OF 1934

Commission file number 1-5210

                           FLORIDA STEEL CORPORATION

Incorporated - Florida     Employer Identification No. 59-0792436

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

       As of the date of this report, the registrant had 10,084,713 shares $.01 par value common stock outstanding.

                         PART I   FINANCIAL INFORMATION

ITEM I.  FINANCIAL STATEMENTS

FLORIDA STEEL CORPORATION
CONDENSED STATEMENTS OF FINANCIAL POSITION
($ IN THOUSANDS)



                                                                          SEPTEMBER 30,                   MARCH 31,
                                                                              1995                          1995
                                                                           (UNAUDITED)
                                                                          -------------                   ---------
 ASSETS

 CURRENT ASSETS
   Cash and cash equivalents                                                $    1,593                    $   2,854
   Accounts receivable, less allowance for estimated
     losses ($1,100 at September 30, 1995
     and $1,000 at March 31,1995)                                               76,763                       80,360
   Inventories                                                                 119,870                      127,680
   Deferred tax assets                                                          10,500                       11,800
   Other current assets                                                            992                          750
                                                                            ----------                    ---------
 TOTAL CURRENT ASSETS                                                          209,718                      223,444

REAL ESTATE HELD FOR SALE                                                        8,631                        8,631

 PROPERTY, PLANT AND EQUIPMENT                                                 258,303                      262,141
   Less allowances for depreciation                                             35,624                       31,033
                                                                            ----------                    ---------
                                                                               222,679                      231,108

 GOODWILL                                                                       91,968                       94,033

 DEFERRED FINANCING COSTS                                                        3,962                        4,504

 OTHER ASSETS                                                                        9                           28
                                                                            ----------                    ---------

 TOTAL ASSETS                                                               $  536,967                    $ 561,748
                                                                            ==========                    =========

 See notes to condensed financial statements

FLORIDA STEEL CORPORATION
CONDENSED STATEMENTS OF FINANCIAL POSITION
($ IN THOUSANDS)


                                                                                  SEPTEMBER 30,             MARCH 31,
                                                                                      1995                    1995
                                                                                   (UNAUDITED)
                                                                                  -------------             ---------
 LIABILITIES AND SHAREHOLDERS' EQUITY

 CURRENT LIABILITIES
   Trade accounts payable                                                            $ 35,268               $ 49,364
   Salaries, wages and employee benefits                                               15,240                 16,520
   Environmental remediation                                                            8,369                 10,919
   Other current liabilities                                                            5,223                  3,774
   Interest payable                                                                     5,172                  5,258
   Current maturities of long-term borrowings                                          20,544                 16,245
                                                                                     --------               --------
           TOTAL CURRENT LIABILITIES                                                   89,816                102,080

 LONG-TERM BORROWINGS,
   (INCLUDING NOTE PAYABLE TO PARENT OF $50,000
  AT SEPTEMBER 30, 1995 AND MARCH 31, 1995, RESPECTIVELY)                             230,260                243,030

 OTHER LIABILITIES                                                                     18,627                 18,388

 DEFERRED INCOME TAXES                                                                 59,114                 60,500


 SHAREHOLDERS' EQUITY
   Common stock, $.01 par value; 30,000,000 shares authorized at September 30, and March 31, 1995.  10,084,713
     and 10,000,000 shares outstanding at September 30,
     and March 31, 1995, respectively.                                                    101                    100
   Capital in excess of par                                                           156,888                155,900
   Accumulated deficit                                                                (14,539)               (14,500)
   Deferred compensation                                                               (3,300)                (3,750)
                                                                                     --------               --------
           TOTAL SHAREHOLDERS' EQUITY                                                 139,150                137,750
                                                                                     --------               --------

 TOTAL LIABILITIES AND SHAREHOLDERS' EQUITY                                          $536,967               $561,748
                                                                                     ========               ========

 See notes to condensed financial statements.

FLORIDA STEEL CORPORATION
CONDENSED STATEMENTS OF OPERATIONS
($ IN THOUSANDS EXCEPT PER SHARE DATA)


                                                                 SIX MONTHS ENDED                  THREE MONTHS ENDED
                                                                   SEPTEMBER 30,                      SEPTEMBER 30,
                                                             --------------------------        -------------------------
                                                               1995              1994            1995             1994
                                                             Unaudited        Unaudited       Unaudited        Unaudited
                                                             ---------        ---------       ---------        ---------
 Net Sales                                                   $ 326,229        $ 321,771       $ 161,018        $ 167,174

 Operating expenses:
  Cost of sales, excluding depreciation                        273,268          279,030         136,354          138,629
  Selling and administrative                                    14,130           15,106           7,113            8,822
  Depreciation                                                   7,286            6,861           3,652            3,212
  Amortization of goodwill                                       2,065            2,064           1,033            1,032
  Other operating expenses                                      15,000             -               -                -
                                                             ---------        ---------       ---------        ---------
                                                               311,749          303,061         148,152          151,695
                                                             ---------        ---------       ---------        ---------
 INCOME FROM OPERATIONS                                         14,480           18,710          12,866           15,479

 Other expenses:
  Interest                                                      12,014           11,297           5,710            5,878
  Amortization of deferred financing costs                       1,209            1,215             229              607
                                                             ---------        ---------       ---------        ---------
                                                                13,223           12,512           5,939            6,485
                                                             ---------        ---------       ---------        ---------
 INCOME BEFORE INCOME TAXES                                      1,257            6,198           6,927            8,994

 Income tax                                                      1,296            3,115           3,105            3,781

                                                             ---------        ---------       ---------        ---------
 NET INCOME (LOSS)                                           $     (39)       $   3,083       $   3,822        $   5,213
                                                             =========        =========       =========        =========

 Weighted average shares outstanding
  (in thousands)                                                10,030           10,000          10,049           10,000

 Earnings per common share                                        -                 .31             .38              .52


See notes to condensed financial statements.

FLORIDA STEEL CORPORATION
CONDENSED STATEMENTS OF CASH FLOWS
($ IN THOUSANDS)

                                                                                         SIX MONTHS ENDED SEPTEMBER 30,
                                                                                             1995              1994
                                                                                          (UNAUDITED)       (UNAUDITED)
                                                                                         --------------     -----------
 OPERATING ACTIVITIES
  Net loss                                                                                        (39)           3,083
  Adjustments to reconcile net loss to net cash
  used in operating activities:
    Depreciation                                                                                7,286            6,861
    Amortization                                                                                3,274            3,279
    Provision for uncollectable accounts                                                          200              400
    Deferred compensation                                                                         450              300
    Deferred income taxes                                                                         (86)           2,843
    Loss on disposition of plant and equipment                                                 13,397              162

  Changes in operating assets and liabilities:
    Accounts receivable                                                                         3,397          (15,419)
    Inventories                                                                                 7,810           14,123
    Other current assets                                                                         (242)             572
    Other assets                                                                                   19                5
    Trade accounts payable                                                                    (14,096)          (1,150)
    Salaries, wages and employee benefits                                                      (1,280)             121
  Environmental remediation                                                                    (2,550)          (1,110)
  Other current liabilities                                                                     1,449              353
  Interest payable                                                                                (86)             243
  Other liabilities                                                                               239           (5,760)
                                                                                            ---------        ---------

 NET CASH PROVIDED BY OPERATING ACTIVITIES                                                     19,142            8,906

 INVESTING ACTIVITIES
  Additions to plant and equipment                                                            (12,966)          (7,726)
  Proceeds from sales of plant and equipment                                                      712               73
                                                                                            ---------        ---------
          NET CASH USED IN INVESTING ACTIVITIES                                               (12,254)          (7,653)
                                                                                            ---------        ---------

 FINANCING ACTIVITIES
  Payments of short-term and long-term borrowings                                              (8,471)            (356)
  Addition to deferred financing costs                                                           (667)          -
  Proceeds from sale of common stock                                                              989           -
                                                                                            ---------        ---------
 NET CASH USED IN FINANCING ACTIVITIES                                                         (8,149)            (356)
                                                                                            ---------        ---------
 INCREASE (DECREASE) IN CASH AND CASH EQUIVALENTS                                              (1,261)             897

 Cash and cash equivalents at beginning of period                                               2,854            1,774
                                                                                            ---------        ---------

 CASH AND CASH EQUIVALENTS AT END OF PERIOD                                                 $   1,593        $   2,671
                                                                                            =========        =========

See notes to condensed financial statements.

FLORIDA STEEL CORPORATION
NOTES TO CONDENSED FINANCIAL STATEMENTS

NOTE  A - BASIS OF PRESENTATION

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

It is suggested that these condensed financial statements be read in conjunction with the financial statements and the notes thereto included in the Company's latest annual report on Form 10-K. The results for the six months ended September 30, 1995 are not necessarily indicative of the results to be expected for the fiscal year ending March 31, 1996.

NOTE B - SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

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

FLORIDA STEEL CORPORATION
NOTES TO CONDENSED FINANCIAL STATEMENTS

NOTE C--INVENTORIES

Inventories consist of the following:
    ($ in thousands)

                                                            SEPTEMBER 30,            MARCH 31,
                                                                1995                   1995
                                                            -------------            ---------
       Finished goods                                         $  82,050              $  81,375
       Work in-process                                           12,771                 21,620
       Raw materials and operating supplies                      25,049                 24,685
                                                              ---------              ---------
                                                              $ 119,870              $ 127.680
                                                              =========              =========

NOTE D--BORROWINGS

Long-term borrowings consist of the following:
     ($ in thousands)

                                                            SEPTEMBER 30,             MARCH 31,
                                                                1995                    1995
                                                            -------------             ---------
       Credit Agreement                                       $  56,350              $
       1992 Revolving Credit Agreement                             -                    65,161
       First Mortgage Notes                                     100,000                100,000
       Subordinated Intercompany Note                            50,000                 50,000
       Subordinated Debentures                                   13,035                 13,035
       Industrial Revenue Bonds                                  10,875                 10,875
       Bank of Tokyo Loan                                        10,000                 10,000
       Trade Loan Agreements                                      9,922                  9,260
       Note to Parent                                               622                    944
                                                              ---------              ---------
                                                                250,804                259,275
       Less Current Maturities                                   20,544                 16,245
                                                              ---------              ---------
                                                              $ 230,260              $ 243,030
                                                              =========              =========

Effective June 9, 1995, the Company entered into a two-year revolving bank agreement (the "Credit Agreement") which provides up to $140 million borrowings subject to a "borrowing base" amount. The borrowing base amount will not exceed the sum of 85% of eligible accounts receivable plus 65% of eligible inventory. Letters of credit are subject to an aggregate sublimit of $50 million. The Credit Agreement contains certain covenants including financial ratios and limitations on indebtedness, liens, investments and disposition of assets and dividends. The Credit Agreement is collateralized by first priority security interests in substantially all accounts receivable and inventory of the Company. Revolving Loans under the Credit Agreement bear interest at a per annum rate equal to one of several rate options at the discretion of the Company plus an applicable margin determined by tests of performance from time to time. The initial borrowing was used to pay off the 1992 Revolving Credit Agreement.

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

The Company has assigned and pledged as collateral (the "Collateral") to the Trustee for the benefit of the Holders of the First Mortgage Notes a security interest in all the real and personal property (other than inventory and accounts receivable) of the Company's five minimills. The First Mortgage Notes contain covenants that include, without limitation, maintenance of sufficient consolidated net worth and limitations on additional indebtedness, transactions with affiliates, dispositions of assets, liens, dividends and distributions. The Company is in compliance with these covenants at September 30, 1995.

The Company has issued a $50 million note (the "Subordinated Intercompany Note") which matures December 21, 2001, is not transferable, and is subordinated to the First Mortgage Notes, the Credit Agreement and the IRBs. The Subordinated Intercompany Note bears interest at variable rates. The weighted average interest rate at September 30, 1995 was 8.1%.

As of March 28, 1994, the Company entered into a subordinated note agreement with the Bank of Tokyo, LTD., New York Agency. The Company pays interest on the $10 million note semiannually commencing September 28, 1994. Interest will be computed at the six-month Eurodollar Rate plus 1.5%. (7.6% effective September 30, 1995). This note, which matures March 28, 1996, is subordinated to the Company's senior debt and the Company may not make payments if the senior debt is in default until certain conditions are met.

FLORIDA STEEL CORPORATION
NOTES TO CONDENSED FINANCIAL STATEMENTS

NOTE D--BORROWINGS -- Continued

The Company has borrowed $5.6 million as of September 30, 1995 from Mitsubishi International Corporation. The loan bears interest at 7.75% and matures on December 29, 1995. The Company has also borrowed $4.3 million as of September 30, 1995 from Marubeni America Corporation. The loan bears interest at 8.50% and matures on April 15, 1996. The proceeds from both loans are to be used for the purchase of steel mill equipment which shall collateralize the loans.

The Note to Parent is an unsecured non-interest bearing note with no stated maturity. Accordingly, amounts due are classified as current as of September 30, 1995 in the accompanying statements of financial position.

As of September 30, 1995, the Company had approximately $17.8 million of outstanding letters of credit, primarily for IRBs, insurance-related matters and surety bonds.

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

Various possible methods of remediation are presently being studied for approval; however, it is expected that the investigation and remediation process will take a number of years. Although the ultimate costs associated with the remediation are not presently known, the Company has estimated the cost to be approximately $19.2 million. Approximately $16.6 million of these costs is recorded in accrued liabilities as of September 30, 1995. The remaining amounts consist of site restoration and environmental exit costs to ready idle facilities for sale, and have been considered in determining whether the carrying amounts of the properties exceed their net realizable values.

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

FLORIDA STEEL CORPORATION
NOTES TO CONDENSED FINANCIAL STATEMENTS

NOTE E--ENVIRONMENTAL MATTERS - Continued

Other Operating Expenses
In July 1995, the Company announced the closing of the Tampa, Florida rolling mill, resulting in a $15.0 million charge of which $12.0 million was to reduce fixed assets to realizable value and $3.0 million was for severance and benefit costs for affected employees and other costs associated with the closure of the facility.

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


FLORIDA STEEL CORPORATION
ITEM 2. MANAGEMENTS' DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATION

LIQUIDITY AND CAPITAL RESOURCES

The Credit Agreement, effective June 9, 1995, provides up to $140 million borrowings subject to a "borrowing base" amount which substantially improves the Company's liquidity and lowers the effective interest rate. The unused borrowing at September 30, 1995 was $ 58.8 million.

The closure of the Tampa rolling mill, effective September 1995, resulted in a $15 million charge for the June 1995 quarter. Of that amount $12 million was a non-cash write down of fixed assets and the balance was for severance pay and other costs that will be paid over the next year. As a result of increased production at the other mills, the volume is not expected to be reduced due to the closure, however, raw material and work in process inventories were reduced.

The Company expects to spend approximately $29 million for capital expenditures and approximately $5.0 million for environmental remediation during the balance of fiscal 1996. However, the cash flow generated from operations and available financing should be sufficient to fund the contemplated expenditures, and maintain adequate available borrowing capacity under the Credit Agreement. The Company continues to comply with all of the covenants of its loan agreements.

FLORIDA STEEL CORPORATION
ITEM 2. MANAGEMENTS' DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATION - Continued

RESULTS OF OPERATIONS

                                                       SIX MONTHS ENDED                         THREE MONTHS ENDED
                                              -----------------------------------        ---------------------------------
                                              SEPTEMBER 30,         SEPTEMBER 30,        SEPTEMBER 30,       SEPTEMBER 30,
                                                   1995                  1994                 1995                1994
                                              -------------         -------------        -------------       -------------
 Shipments (Tons)
 ----------------
 Stock Rebar                                      248,009               281,477              122,661             153,064
 Merchant Bar                                     280,001               264,350              138,409             138,142
 Rods                                              64,062                65,571               34,112              36,640
                                                  -------               -------              -------             -------
 Mill Finished Products                           592,072               611,398              295,182             327,846
 Fabricated Rebar                                 170,653               185,136               81,669              93,622
 Billets                                           69,842                84,723               49,188              26,802
                                                  -------               -------              -------             -------
 Total Tonnage                                    832,567               881,257              426,039             448,270

 Selling Price ( Per Ton)
 ------------------------
 Stock Rebar                                         $322                  $318                 $314                $327
 Merchant Bar                                        $371                  $351                 $367                $353
 Rods                                                $351                  $329                 $345                $328
                                                     ----                  ----                 ----                ----
 Mill Finished Products                              $349                  $333                 $343                $338
 Fabricated Rebar (plain)                            $461                  $405                 $462                $413
 Billets                                             $234                  $220                 $230                $226

 Metal Margin Spread (Per Ton)
 -----------------------------
 Mill Selling Price                                  $349                  $333                 $343                $338
 Ferrous Scrap Price                                 $131                  $125                 $130                $121
                                                     ----                  ----                 ----                ----
 Metal Margin Spread                                 $218                  $208                 $213                $217

FLORIDA STEEL CORPORATION
ITEM 2. MANAGEMENTS' DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATION - Continued

For the September 1995 quarter the metal margin spread between the cost of ferrous scrap and mill selling prices decreased 1.8% as $5 per ton higher selling prices were more than offset by $9 per ton higher scrap costs as compared with the September 1994 quarter.

For the six month period ended September 30, 1995, the metal margin spread was $10 per ton higher than the comparable period a year ago. The Company's downstream fabrication facilities continued to benefit from strong demand and favorable margins compared with the prior year period.

Average selling prices for mill finished tons shipped increased $5 per ton for the quarter ended September 30, 1995 versus a year ago and were up $16 per ton for the six months period ended September 30, 1995 as compared with six months ended September 30, 1994.

Total tons shipped were down 5.0% for the quarter ended September 30, 1995 versus a year ago and down 5.5% for the six month period ended September 30, 1995 as compared with the six month period ended September 30, 1994.

Cost of Sales: Cost of sales, excluding depreciation, was 84.7% of sales for the quarter ended September 30, 1995 as compared to 81.9% for the prior year quarter. For the current year six month period the cost of sales, excluding depreciation was 83.8% versus 86.7% for the prior year comparable period. Cost of sales, excluding depreciation for the September 1995 quarter, increased as a percent of sales as a result of the higher scrap and conversion costs although selling prices were higher than a year ago. For the six month period ended September 30, 1995 cost of sales, excluding depreciation was 83.8% of sales versus 86.7% for the comparable period a year ago because of the higher selling prices. Mill average selling prices increased 4.8% for the six month period ended September 30, 1995 versus a year ago and the Fabricated Rebar Group average selling prices were up 13.8% over the prior year six month period.

Selling and Administrative Expenses: Selling and administrative expenses decreased in the three and six month periods ended September 30, 1995 versus the comparable periods ended September 30, 1994 primarily because of lower employment costs and outside service costs.

Depreciation: Depreciation for the three and six month periods ended September 30, 1995 was higher than the three and six month periods ended September 30, 1994 because of additional capital expenditures.

Interest Expense: Interest expense for the quarter ended September 30, 1995 was lower than a year ago because of lower rates and capitalized interest. Interest expense for the six month period ended September 30, 1995 was higher than a year ago because of higher average debt and higher rates. The Company capitalized $787,000 of interest for the six month period ended September 30, 1995 versus $168,000 for the six month period a year ago.

Income Taxes: The effective federal and state income tax rate for the six month period ended September 30, 1995 and September 30, 1994 was 39% and 37.7%, respectively, excluding the effect of the amortization of goodwill, which is not deductible for income tax purposes.

                          PART II - OTHER INFORMATION

ITEM 1.      LEGAL PROCEEDINGS

The Company is defending various claims and legal actions which are common to its operations. While it is not feasible to predict or determine the outcome of these matters, none of them, in the opinion of management, will have a material effect on the Company's financial position or results of operation.

ITEM 6.      EXHIBITS AND REPORTS ON FORM 8-K

27     Financial Data Schedule (for SEC use only)


                                   SIGNATURES


Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.



                                          FLORIDA STEEL CORPORATION


Date:  November 9, 1995                     /s/  T. G. Creed
                                          -----------------------------------------------------------
                                          T. G. Creed,  President and Chief Operating Officer



Date:  November 9, 1995                     /s/  T. J. Landa
                                          -----------------------------------------------------------
                                          T. J. Landa,  Vice President and Chief Financial Officer