Form 10-Q
period 1995-12-31
FLORIDA STEEL CORP
filed 1996-02-13
CIK 37661

                                  FORM 10-Q


                     SECURITIES AND EXCHANGE COMMISSION
                              Washington, D.C.
                                    20549

(Mark One)

   [X]    QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15 (d) OF THE
                       SECURITIES EXCHANGE ACT OF 1934

                   FOR THE QUARTER ENDED DECEMBER 31, 1995

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


Yes     X        No
     -------       ---------

As of the date of this report, the registrant had 10,084,289 shares $.01 par value common stock outstanding.

PART I -- FINANCIAL INFORMATION

ITEM I.  FINANCIAL STATEMENTS

FLORIDA STEEL CORPORATION
CONDENSED STATEMENTS OF FINANCIAL POSITION
($ IN THOUSANDS)



                                                                        DECEMBER 31,               MARCH 31,
                                                                           1995                      1995
                                                                        (UNAUDITED)
                                                                       -------------             --------------
 ASSETS

 CURRENT ASSETS
   Cash and cash equivalents                                               $ 17,639                   $  2,854
   Accounts receivable, net of allowance of
     $1,100 and $1,000, respectively                                         62,210                     80,360
   Inventories                                                              120,160                    127,680
   Deferred tax assets                                                        9,200                     11,800
   Other current assets                                                         797                        750
                                                                           --------                   --------
             TOTAL CURRENT ASSETS                                           210,006                    223,444

 REAL ESTATE HELD FOR SALE                                                    7,838                      8,631

 PROPERTY, PLANT AND EQUIPMENT                                              267,500                    262,141
   Less allowances for depreciation                                         (38,949)                   (31,033)
                                                                           --------                   --------
                                                                            228,551                    231,108

 GOODWILL                                                                    90,936                     94,033

 DEFERRED FINANCING COSTS                                                     3,734                      4,504

 OTHER ASSETS                                                                    10                         28
                                                                           --------                   --------

 TOTAL ASSETS                                                              $541,075                   $561,748
                                                                           ========                   ========

See notes to condensed financial statements

FLORIDA STEEL CORPORATION
CONDENSED STATEMENTS OF FINANCIAL POSITION
($ IN THOUSANDS)


                                                                           DECEMBER 31,            MARCH 31,
                                                                              1995                   1995
                                                                           (UNAUDITED)
                                                                          -------------           ------------
LIABILITIES AND SHAREHOLDERS' EQUITY

CURRENT LIABILITIES
  Trade accounts payable                                                      $ 40,212              $ 49,364
  Salaries, wages and employee benefits                                         15,800                16,520
  Environmental remediation                                                      6,967                10,919
  Other current liabilities                                                      2,750                 3,774
  Interest payable                                                               2,096                 5,258
  Current maturities of long-term borrowings                                    14,862                16,245
                                                                              --------              --------
          TOTAL CURRENT LIABILITIES                                             82,687               102,080

LONG-TERM BORROWINGS,
  (Including note payable to parent of $50,000
  at December 31, 1995 and March 31, 1995, respectively)                       242,385               243,030

OTHER LIABILITIES                                                               16,566                18,388

DEFERRED INCOME TAXES                                                           58,442                60,500


SHAREHOLDERS' EQUITY
  Common stock, $.01 par value; 30,000,000 shares authorized at December 31, and March 31, 1995.  10,084,289
    and 10,000,000 shares outstanding at December 31,
    and March 31, 1995, respectively.                                              101                   100
  Capital in excess of par                                                     156,888               155,900
  Accumulated deficit                                                          (12,919)              (14,500)
  Deferred compensation                                                         (3,075)               (3,750)
                                                                              --------              --------
          TOTAL SHAREHOLDERS' EQUITY                                           140,995               137,750
                                                                              --------              --------

TOTAL LIABILITIES AND SHAREHOLDERS' EQUITY                                    $541,075              $561,748
                                                                              ========              ========


See notes to condensed financial statements.

FLORIDA STEEL CORPORATION
CONDENSED STATEMENTS OF OPERATIONS
($ IN THOUSANDS EXCEPT PER SHARE DATA)




                                                      NINE MONTHS ENDED          THREE MONTHS ENDED
                                                         DECEMBER 31,                DECEMBER 31,
                                                    ----------------------     -----------------------
                                                     1995          1994          1995          1994
                                                  Unaudited      Unaudited     Unaudited     Unaudited
                                                  ---------      ---------     ---------     ---------
Net Sales                                          $474,127       $469,597      $147,898      $147,826

Operating expenses:
 Cost of sales, excluding depreciation              399,886        402,924       126,618       123,894
 Selling and administrative                          22,050         22,167         7,920         7,061
 Depreciation                                        10,804         10,453         3,518         3,592
 Amortization of goodwill                             3,097          3,097         1,032         1,033
 Other operating expenses                            15,000           -             -             -
                                                   --------       --------      --------      --------
                                                    450,837        438,641       139,088       135,580
                                                   --------       --------      --------      --------
INCOME FROM OPERATIONS                               23,290         30,956         8,810        12,246

Other expenses:
 Interest                                            17,281         17,195         5,267         5,898
 Amortization of deferred financing costs             1,437          1,823           228           608
                                                   --------       --------      --------      --------
                                                     18,718         19,108         5,495         6,506
                                                   --------       --------      --------      --------
INCOME BEFORE INCOME TAXES                            4,572         11,938         3,315         5,740

Income tax                                            2,991          5,668         1,695         2,553
                                                                                    -             -
                                                   --------       --------      --------      --------
NET INCOME (LOSS)                                  $  1,581       $  6,270      $  1,620      $  3,187
                                                   ========       ========      ========      ========

Weighted average shares outstanding
 (in thousands)                                      10,048         10,000        10,085        10,000

Earnings per common share                               .16            .63           .16           .32


See notes to condensed financial statements.

FLORIDA STEEL CORPORATION
CONDENSED STATEMENTS OF CASH FLOWS
($ IN THOUSANDS)

                                                                             NINE MONTHS ENDED DECEMBER 31,
                                                                               1995              1994
                                                                            (UNAUDITED)       (UNAUDITED)
                                                                            -----------       -----------
OPERATING ACTIVITIES

 Net income                                                                   $  1,581        $  6,270
 Adjustments to reconcile net loss to net cash
 used in operating activities:
   Depreciation                                                                 10,804          10,453
   Amortization                                                                  4,534           4,920
   Provision for uncollectable accounts                                            250             500
   Deferred compensation                                                           675             525
   Deferred income taxes                                                           542           2,473
   Loss on disposition of plant and equipment                                   13,557             398

 Changes in operating assets and liabilities:
   Accounts receivable                                                          17,900          (1,256)
   Inventories                                                                   7,520            (614)
   Other current assets                                                           (47)             714
   Other assets                                                                     18              14
   Trade accounts payable                                                       (9,152)         (3,967)
   Salaries, wages and employee benefits                                          (720)         (3,680)
 Environmental remediation                                                      (3,952)          3,074
 Other current liabilities                                                      (1,024)             82
 Interest payable                                                               (3,162)         (2,857)
 Other liabilities                                                              (1,822)         (5,916)
                                                                              --------        --------

NET CASH PROVIDED BY OPERATING ACTIVITIES                                       37,502          11,133

INVESTING ACTIVITIES
 Additions to plant and equipment                                              (22,551)        (15,698)
 Proceeds from sales of plant and equipment                                      1,540             127
                                                                              --------        --------

NET CASH USED IN INVESTING ACTIVITIES                                          (21,011)        (15,571)
                                                                              --------        --------

FINANCING ACTIVITIES
 Short-term and long-term borrowings                                            (2,028)          1,561
 Addition to deferred financing costs                                             (667)           -
 Proceeds from sale of common stock                                                989           1,500
                                                                              --------        --------

NET CASH PROVIDED BY (USED IN) FINANCING ACTIVITIES                             (1,706)          3,061
                                                                              --------        --------

INCREASE (DECREASE) IN CASH AND CASH EQUIVALENTS                                14,785          (1,377)

CASH AND CASH EQUIVALENTS AT BEGINNING OF PERIOD                                 2,854           1,774
                                                                              --------        --------

CASH AND CASH EQUIVALENTS AT END OF PERIOD                                    $ 17,639        $    397
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

It is suggested that these condensed financial statements be read in conjunction with the financial statements and the notes thereto included in the Company's latest annual report on Form 10-K. The results for the nine months ended December 31, 1995 are not necessarily indicative of the results to be expected for the fiscal year ending March 31, 1996.

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

FLORIDA STEEL CORPORATION
NOTES TO CONDENSED FINANCIAL STATEMENTS

NOTE C--INVENTORIES

Inventories consist of the following:
    ($ in thousands)

                                                    DECEMBER 31,             MARCH 31,
                                                       1995                    1995
                                                    -----------              ---------
    Finished goods                                    $ 80,146               $ 81,375
    Work in-process                                     13,617                 21,620
    Raw materials and operating supplies                26,397                 24,685
                                                      --------               --------
                                                      $120,160               $127,680
                                                      ========               ========

NOTE D--BORROWINGS

Long-term borrowings consist of the following:
  ($ in thousands)

                                                      DECEMBER 31,             MARCH 31,
                                                          1995                   1995
                                                      ------------            ----------
  Credit Agreement                                     $  61,510               $
  1992 Revolving Credit Agreement                          -                     65,161
  First Mortgage Notes                                   100,000                100,000
  Subordinated Intercompany Note                          50,000                 50,000
  Subordinated Debentures                                  -                     13,035
  Industrial Revenue Bonds                                30,875                 10,875
  Bank of Tokyo Loan                                      10,000                 10,000
  Trade Loan Agreements                                    4,412                  9,260
  Note to Parent                                             450                    944
                                                        --------               --------
                                                         257,247                259,275
Less Current Maturities                                   14,862                 16,245
                                                        --------               --------
                                                        $242,385               $243,030
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

The Company has assigned and pledged as collateral (the "Collateral") to the Trustee for the benefit of the Holders of the First Mortgage Notes a security interest in all the real and personal property (other than inventory and accounts receivable) of the Company's five minimills. The First Mortgage Notes contain covenants that include, without limitation, maintenance of sufficient consolidated net worth and limitations on additional indebtedness, transactions with affiliates, dispositions of assets, liens, dividends and distributions. The Company is in compliance with these covenants at December 31, 1995.

The Company has issued a $50 million note (the "Subordinated Intercompany Note") which matures December 21, 2001, is not transferable, and is subordinated to the First Mortgage Notes, the Credit Agreement and the IRBs. The Subordinated Intercompany Note bears interest at variable rates. The weighted average interest rate at December 31, 1995 was 7.8%.

As of March 28, 1994, the Company entered into a subordinated note agreement with the Bank of Tokyo, LTD., New York Agency. The Company pays interest on the $10 million note semiannually commencing September 28, 1994. Interest will be computed at the six-month Eurodollar Rate plus 1.5%. (7.6% effective December 31, 1995). This note, which matures March 28, 1996, is subordinated to the Company's senior debt and the Company may not make payments if the senior debt is in default until certain conditions are met.

In October 1995, the Company received proceeds of $20 million from 22-year industrial revenue bonds ("IRBs") issued to construct a solid waste disposal facility in Jackson, Tennessee. The unspent portion of the proceeds is invested during the construction period. The amount invested at December 31, 1995 was $16.0 million.

FLORIDA STEEL CORPORATION
NOTES TO CONDENSED FINANCIAL STATEMENTS

NOTE D--BORROWINGS -- Continued

The Company has borrowed $4.4 million as of December 31, 1995 from Marubeni America Corporation. The loan bears interest at 8.50% and matures on April 15, 1996. The proceeds were used for the purchase of steel mill equipment which shall collateralize the loans.

The Note to Parent is an unsecured non-interest bearing note with no stated maturity. Accordingly, amounts due are classified as current as of December 31, 1995 in the accompanying statements of financial position.

As of December 31, 1995, the Company had approximately $37.7 million of outstanding letters of credit, primarily for IRBs, insurance-related matters and surety bonds.

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

Various possible methods of remediation are presently being studied for approval; however, it is expected that the investigation and remediation process will take a number of years. Although the ultimate costs associated with the remediation are not presently known, the Company has estimated the cost to be approximately $15.6 million. Approximately $13.0 million of these costs is recorded in accrued liabilities as of December 31, 1995. The remaining amounts consist of site restoration and environmental exit costs to ready idle facilities for sale, and have been considered in determining whether the carrying amounts of the properties exceed their net realizable values.

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

NOTE F--OTHER

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


FLORIDA STEEL CORPORATION
ITEM 2. MANAGEMENTS' DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATION

LIQUIDITY AND CAPITAL RESOURCES

The Credit Agreement, effective June 9, 1995, provides up to $140 million borrowings subject to a "borrowing base" amount which substantially improves the Company's liquidity and lowers the effective interest rate. The unused borrowing at December 31, 1995 was $ 21.5 million.

The closure of the Tampa rolling mill, effective September 1995, resulted in a $15 million charge for the June 1995 quarter. Of that amount $12 million was a non-cash write down of fixed assets and the balance was for severance pay and other costs that will be paid over the next year.

The Company expects to spend approximately $30 million for capital expenditures and approximately $7.0 million for environmental remediation during the next twelve month period. However, the cash flow generated from operations and available financing should be sufficient to fund the contemplated expenditures, and maintain adequate available borrowing capacity under the Credit Agreement. The Company continues to comply with all of the covenants of its loan agreements.

FLORIDA STEEL CORPORATION
ITEM 2. MANAGEMENTS' DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATION - Continued


RESULTS OF OPERATIONS
---------------------
                                                  NINE MONTHS ENDED                        THREE MONTHS ENDED
                                        ----------------------------------------   ------------------------------------
                                           DECEMBER 31,         DECEMBER 31,          DECEMBER 31,       DECEMBER 31,
                                              1995                  1994                 1995                1994
                                          ------------          ------------          -----------        ------------
Shipments (Tons)
----------------
Stock Rebar                                    364,776              387,347             116,767             105,870
Merchant Bar                                   410,616              400,280             130,615             135,930
Rods                                            94,175               97,362              30,113              31,791
                                            ----------           ----------           ---------           ---------
Mill Finished Products                         869,567              884,989             277,495             273,501
Fabricated Rebar                               243,079              267,535              72,426              82,399
Billets                                        132,537              112,259              62,695              27,536
                                            ----------           ----------           ---------           ---------
Total Tonnage                                1,245,183            1,264,783             412,616             383,528

Selling Price ( Per Ton)
------------------------
Stock Rebar                                       $316                 $324                $301                $339
Merchant Bar                                      $367                 $354                $358                $360
Rods                                              $345                 $334                $331                $345
                                                  ----                 ----                ----                ----
Mill Finished Products                            $343                 $339                $331                $350
Fabricated Rebar (plain)                          $462                 $413                $462                $431
Billets                                           $232                 $225                $231                $241

Metal Margin Spread (Per Ton)
-----------------------------
Mill Selling Price                                $343                 $339                $331                $350
Ferrous Scrap Price                               $130                 $127                $128                $133
                                                  ----                 ----                ----                ----
Metal Margin Spread                               $213                 $212                $203                $217



FLORIDA STEEL CORPORATION
ITEM 2. MANAGEMENTS' DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATION - Continued

For the December 1995 quarter the metal margin spread between the cost of ferrous scrap and mill selling prices decreased 6.5% as $19 per ton higher selling prices were only partially offset by $5 per ton lower scrap costs as compared with the December 1994 quarter.

For the nine month period ended December 31, 1995, the metal margin spread was $1 per ton higher than the comparable period a year ago. The Company's downstream fabrication facilities continued to benefit from strong demand and favorable margins compared with the prior year period.

Average selling prices for mill finished tons shipped decreased $19 per ton for the quarter ended December 31, 1995 versus a year ago and were up $4 per ton for the nine-month period ended December 31, 1995 as compared with nine-month ended December 31, 1994.

Total tons shipped were up 7.6% for the quarter ended December 31, 1995 versus a year ago and down 1.5% for the nine- month period ended December 31, 1995 as compared with the nine-month period ended December 31, 1994.

Cost of Sales: Cost of sales, excluding depreciation was 85.6% of sales for the quarter ended December 31, 1995 versus 83.8% for the quarter a year ago. Cost of sales, excluding depreciation for the nine-month period ended December 31, 1995 was 84.3% of sales as compared with 85.8% for the nine-month period ended December 31, 1994. The increase in the cost of goods sold excluding depreciation, for the current quarter as a percent of sales, was primarily the result of the lower mill products selling prices although the fabricated rebar selling prices were higher than a year ago. The cost of sales, excluding depreciation was lower for the nine-month period ended December 31, 1995 compared with the same period a year ago primarily because the mill products and fabricated products selling prices were higher.

Selling and Administrative Expenses: Selling and administrative expenses were higher in the December 1995 quarter versus a year ago primarily because of increased outside services and higher wages and benefits. the selling and administration expenses for the nine-month period ended December 31, 1995 was approximately the same as the comparable period a year ago.

Depreciation: Depreciation for the quarter ended December 31, 1995 was lower than a year ago because of the closing of the Tampa Rolling Mill. The depreciation for the nine-month period ended December 31, 1995 was higher than the comparable period a year ago because of capital expenditure additions.

Interest Expense: Interest expense for the quarter ended December 31, 1995 was lower than a year ago because of lower rates and capitalized interest.
Interest expense for the nine-month period ended December 31, 1995 was approximately the same as a year ago. The Company capitalized $2.0 million of interest for the nine-month period ended December 31, 1995 versus $277,000 for the nine-month period a year ago.

Income Taxes: The effective federal and state income tax rate for the nine-month period ended December 31, 1995 and December 31, 1994 was 39% and 37.7%, respectively, excluding the effect of the amortization of goodwill, which is not deductible for income tax purposes.

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

EXHIBIT 27   Financial Data Schedule (for SEC use only)



                                  SIGNATURES


Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.


                                  FLORIDA STEEL CORPORATION


Date:  February 9, 1996           /s/  T. G. Creed
                                  --------------------------------------------
                                  T. G. Creed,  President and Chief Operating
                                    Officer



Date:  February 9, 1996           /s/  T. J. Landa
                                  ---------------------------------------------
                                  T. J. Landa,  Vice President and Chief
                                    Financial Officer