Form 10-K405
period 1996-03-31
AMERISTEEL CORP
filed 1996-06-28
CIK 37661

                       SECURITIES AND EXCHANGE COMMISSION
                            Washington, D.C. 20549

                                   FORM 10-K

                ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF
                      THE SECURITIES EXCHANGE ACT OF 1934
                    For the Fiscal Year Ended March 31, 1996
                        Commission File Number -- 1-5210

                             AMERISTEEL CORPORATION

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

       Securities registered pursuant to Section 12(g) of the Act:  None

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

State the aggregate market value of the voting stock held by non-affiliates of the registrant: $757,175

State the number of shares outstanding of each of the registrant's classes of common equity, as of the latest practicable date:

Common Stock, par value $.01 per share -- 10,094,431 shares as of the close of the date of this filing.

Documents incorporated by reference:  None

                                     PART I

ITEM 1.  BUSINESS

AMERISTEEL CORPORATION ("the Company"), formerly known as Florida Steel Corporation, operates four union-free minimills located in the southeastern United States that produce steel concrete reinforcing bar ("rebar"), merchant bars, and rods. The Company also operates the largest rebar fabricating group in the U.S.. Rebar is used primarily for strengthening concrete in highway and building construction and other construction applications. Merchant bars and light structural shapes ("merchant bars"), which include rounds, squares, flats, angles and channels, are used in a wide variety of applications including floor and roof joists, transmission towers, and farm equipment. Rods are used in a variety of applications, including the manufacture of welded wire fabric and nails.

Approximately two-thirds of the Company's mill rebar production is sold directly to distributors and independent fabricating companies in stock lengths and sizes. Approximately one-third is transferred to the Company's 13 fabricating plants where value is added by cutting and bending the rebar to meet engineering, architectural or other end-product specifications. Merchant bars and rods generally are sold by the mills to fabricators, steel service centers and original equipment manufacturers in stock lengths and sizes. For the year ended March 31, 1996, approximately 31% of the Company's sales revenues were derived from merchant bar, 25% from stock rebar, 24% from fabricated rebar, 13% from other products and 7% from rods.

The Company currently operates minimills located in Jacksonville, Florida; Charlotte, North Carolina; and Jackson and Knoxville, Tennessee. Minimills are steel mills that use electric arc furnaces to melt scrap steel and cast the resulting molten steel into long strands called billets in a continuous casting process. Billets are then reheated and rolled into rebar, merchant bars, and rods. The Company estimates that it currently has annual steel melting capacity of 2.0 million tons and finished product rolling capacity of 1.7 million tons. The Company's operating strategy is focused on improving its position as a low-cost producer of rebar and merchant products.

Since the acquisition by Kyoei Steel, Ltd. ("Kyoei") in late 1992, discussed below, the Company has spent over $80 million on capital improvements to modernize and upgrade its production facilities. The Company continued that program in fiscal 1996, spending $37 million on equipment upgrades. With expanded, more efficient production from the Jackson, Knoxville, Jacksonville and Charlotte mills, the Company was able to close its high cost Tampa rolling mill in September 1995.

As of April 1, 1996, the Company changed its name from Florida Steel Corporation (which it had used since 1956) to AmeriSteel Corporation in order to reflect that the Company's operations extend substantially beyond the boundaries of the State of Florida, as they have done for many years.

The predecessor of the Company was formed in 1937 as a rebar fabricator. In 1956, it merged with five steel fabricators in Florida to form the Company, which then commenced construction of its first minimill.

Approximately 89% of the Company's common stock is held by FLS Holdings, Inc. ("Holdings" or "FLS"), whose only business is to own Company common stock. In turn, since a merger in December 1992 (the "Acquisition"), Holdings has been 100% owned by Kyoei, one of Japan's leading manufacturers of steel bars.

After the Acquisition, the Company changed its fiscal year-end from September 30 to March 31 in order to have its year-end coincide with that of Kyoei. Accordingly, all references to "fiscal year" since 1993 refer to a year ended March 31.

FINANCING

As a result of the Acquisition and subsequent events, the Company's three largest financial obligations that are currently outstanding are $100,000,000 11-1/2% First Mortgage Notes due 2000 (the "First Mortgage Notes"), a $140,000,000 Revolving Credit Agreement (the "New Revolving Credit Agreement"), and a $50,000,000 Junior Subordinated Intercompany Note due December 21, 2002 owing to Holdings.

The First Mortgage Notes are secured by the real property, equipment and other collateral at the Company's minimills.

The New Revolving Credit Agreement was entered into as of June 9, 1995 and replaced a $100,000,000 facility of like kind. This obligation is secured by the Company's inventory and receivables and expires on June 9, 1998.

During fiscal 1996, the Company redeemed the remaining $13,000,000 of 14.5% Subordinated Debentures due 2000 that were outstanding.

PRODUCTION AND FACILITIES

STEEL PRODUCTION. Minimills are steel mills that use electric arc furnaces to melt scrap steel and cast the resulting molten steel into long strands called billets in a continuous casting process. The billets are typically transferred to a rolling mill where they are reheated, passed through roughing mills for size reduction and then rolled into rebar, merchant bars, or rods. These products emerge from the rolling mill and are allowed to cool uniformly on a cooling bed. Most merchant products then pass through automated straightening and stacking equipment. Rebar and merchant products are neatly bundled prior to shipment to customers by rail or truck.

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

The Company's Jackson, Tennessee; Jacksonville, Florida and Charlotte, North Carolina minimills operate their melting facilities seven days per week, the Knoxville mill five days per week, and have an annual aggregate melting capacity of approximately 2.0 million tons. The Jackson, Charlotte and Jacksonville mills operate their rolling facilities seven days per week. The Knoxville, Tennessee minimill operates its rolling facility five days per week. On June 15, 1994, the Tampa melting facility was closed and on September 25, 1995 the Tampa rolling facility was closed.

The following table sets forth the estimated annual production capacity and actual production of the Company's four minimills in thousands of tons at March 31, 1996.


                                 Annual     FY 1996     Capacity                  FY 1996       Capacity
                  Start-Up      Melting     Melting    Utilization   Rolling      Rolling      Utilization
    Location        Date        Capacity   Production   Percentage   Capacity    Production    Percentage
    --------      --------      --------   ----------  -----------   --------    ----------    -----------
Jackson, TN         1981          600          568          95%         480          401           84%
Jacksonville, FL    1976          600          417          70          500          369           74
Charlotte, NC       1961          450          428          95          400          317           79
Knoxville, TN       1987(a)       330          305          92          360          312           87
                                -----        -----          --        -----        -----           --
Total                           1,980        1,718          87%       1,740        1,399           80%
                                =====        =====          ==        =====        =====           ==

(a)  Purchase Date

JACKSON MINIMILL. The Jackson minimill produces mostly merchant bars and some rebar. This minimill is the Company's largest single producer of merchant bars. The merchant bars are marketed primarily in the southeastern United States, as well as into southern Illinois, Indiana, and Ohio.

The Jackson minimill, constructed in 1981, is the newest of the Company's steel making facilities. Jackson's melting equipment includes an electric arc furnace, a continuous caster, and material handling equipment. The rolling mill consists of a reheat furnace, 16 in-line mill stands, a cooling bed, an in-line straightener, a cut-to-length product shear, an automatic stacker, and associated shipping and material handling facilities. The mill is currently installing new quick-change mill stands that will decrease change time, increase production and lower conversion costs.

The facility has 294 employees.

JACKSONVILLE MINIMILL. The Jacksonville minimill produces rebar and rods. The rebar is marketed primarily in Florida, the nearby Gulf Coast states and Puerto Rico, with coiled and 3/8 inch diameter rebar, being shipped throughout the Company's marketing area. The rod products are sold throughout the southeastern United States.

Jacksonville's melting equipment consists of an electric arc furnace, continuous caster, and material handling equipment. The rolling mill includes a reheat furnace, a #1-stand in-line mill, a 10-stand rod block, two cooling beds, a cut-to-length product shear, and associated shipping and material handling facilities. During fiscal 1996 a new transformer was installed in the melt shop and a new cooling bed was installed in the rolling mill to increase capacity and lower conversion cost.

The facility has 265 employees.

CHARLOTTE MINIMILL. The Charlotte minimill produces rebar and merchant bars. Rebar produced in Charlotte is marketed in the states from South Carolina to Pennsylvania. Merchant bar produced in Charlotte is marketed along the eastern seaboard states from Florida to Pennsylvania.

Charlotte melting equipment includes an electric arc furnace, a continuous scrap feeding and preheating system and a ladle refining station, all of which were installed in 1989. The melting facilities also include a continuous caster and material handling equipment. Charlotte's rolling mill, which was upgraded in 1988, includes a reheat furnace, 15 in-line mill stands, a cooling bed, a cut-to-length shear, and an automated material bundling unit. The rolling mill is currently installing new finishing end equipment that will improve merchant bar quality, increase production and lower conversion costs.

The facility has 282 employees.

KNOXVILLE MINIMILL. The Knoxville minimill, which the Company acquired in 1987, produces almost exclusively rebar and some merchant bars. The rebar is marketed throughout the Ohio Valley, including all areas of Ohio and Kentucky and parts of Illinois, Indiana, Virginia, West Virginia, Tennessee and rebar is sold in portions of North and South Carolina, Georgia and Alabama.

Knoxville melting equipment includes two electric arc furnaces, a continuous caster, and material handling equipment. The rolling mill, which was installed in 1986, consists of a reheat furnace, 16 in-line mill stands, a cooling bed, a cut-to-length shear line and associated shipping and material handling facilities.

The facility has 209 employees.

FABRICATION. The Company's 13 fabricating plants are located throughout the southeastern United States and have an annual capacity of 334 thousand tons. The following table shows the plant locations and approximate annual tonnage on a two-shift per day, five days per week operating basis.


         FABRICATING PLANT                           CAPACITY IN TONS
         ------------------------------------------------------------
         Ft. Lauderdale,  FL.................................  30,000
         Jacksonville, FL....................................  30,000
         Orlando, FL.........................................  20,000
         Plant City, FL (Tampa)..............................  40,000
         Duluth, GA (Atlanta)................................  30,000
         Louisville, KY......................................  20,000
         Charlotte, NC.......................................  30,000
         Raleigh, NC.........................................  18,000
         Aiken, SC...........................................  16,000
         Collierville, TN (Memphis)..........................  20,000
         Knoxville, TN.......................................  40,000
         Nashville, TN.......................................  20,000
         St. Albans, WV......................................  20,000
                                                              -------
         Total............................................... 334,000
                                                              =======

OTHER OPERATIONS. The Company's railroad spike operations, located in Lancaster, South Carolina and Paragould, Arkansas, forge steel squares into railroad spikes that are sold on an annual contract basis to various railroad companies. The Company's facility in New Orleans, Louisiana, produces wire from steel rod. The wire is then either manufactured into welded wire fabric for concrete pavement or converted into collated nails for use in high-speed nail machines.

CAPITAL EXPENDITURES

Over the years, the Company has expanded capacity by means of modernizing and upgrading facilities together with selective acquisitions. Capital expenditures were $36.9 million for the year ended March 31, 1996, $25.8 million for the year ended March 31, 1995 and $18.2 million for the year ended March 31, 1994.

RAW MATERIALS AND ENERGY COSTS

Scrap steel, which is the Company's primary raw material and comprises approximately 49% of finished steel products cost, is presently supplied by one company, David Joseph, Inc. ("David Joseph"). David Joseph is a scrap broker and scrap yard operator headquartered in Cincinnati, Ohio, with locations throughout the United States. David Joseph buys substantially all of the scrap required by the Company for which it receives a fixed brokerage fee per ton and operates shredders for the Company at the Jacksonville, Florida and Jackson, Tennessee minimill sites for a fixed gross profit amount per ton. Although the Company obtains its scrap steel from David Joseph, management believes that the Company readily could obtain adequate supplies of scrap, if necessary, from suppliers other than David Joseph at competitive prices. In fiscal 1995, the Company consolidated the scrap purchasing activities under the newly established position of Vice President of Material Procurement. This position will focus on optimizing the purchasing, scheduling, and delivery of scrap and other related items.

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

PRODUCTS AND MARKETS

The following tables set forth the tonnage shipped and average selling price per ton of the Company's five major product groups.

                         YEAR ENDED    YEAR ENDED     YEAR ENDED
                          MARCH 31,     MARCH 31,      MARCH 31,
PRODUCT (TONS)              1996          1995           1994
- ----------------         ----------    ----------     ----------
Stock Rebar                 508,283       535,358        465,824
Merchant Bar (a)            543,841       549,151        468,004
Fabricated Rebar            314,971       346,484        329,647
Rods (a)                    132,832       129,337        121,539
Billets                     175,153       141,271        263,074
                          ---------     ---------      ---------
TOTAL TONNAGE             1,675,080     1,701,601      1,648,088
                          =========     =========      =========

  (a) Includes products that are further fabricated by the Company.


                            YEAR ENDED     YEAR ENDED      YEAR ENDED
                             MARCH 31,      MARCH 31,       MARCH 31,
PRODUCT (PRICE PER TON)        1996           1995            1994
- ------------------------    ----------     ----------      ----------
Stock Rebar                   $ 310          $ 326           $ 283
Merchant Bar (a)                362            359             332
Fabricated Rebar (Plain)        460            421             371
Rods (a)                        336            338             329
Billets                         233            228             219

  (a) Includes products that are further fabricated by the Company.

REBAR PRODUCTS. The Company produces rebar products at its minimills in Knoxville, Jacksonville and Charlotte, and to a lesser degree in Jackson.
The Company's rebar either is sold directly to distributors and independent fabricating companies in stock lengths and sizes or is transferred to the Company's 13 fabricating plants where it is cut and bent to meet engineering, architectural or other end product specifications. Rebar is used primarily for strengthening concrete in highway and building construction and other construction applications. Rebar is consumed in a wide variety of private sector applications and public works projects. Private sector applications include construction of commercial and industrial buildings, apartments and hotels, utility construction, agricultural uses and various maintenance and repair applications. Public works projects include construction of highways, streets and bridges, public buildings, water treatment facilities and other projects.

Based on data reported by the Concrete Reinforcing Steel Institute (a rebar fabricators' trade association), rebar consumption in the U.S. is approximately 5 million tons per year. The Company is the second largest rebar producer in the U.S. with approximately 18% market share (included both stock and fabricated rebar).

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

MARKETING AND CUSTOMERS. The Company conducts its marketing operation through its own sales personnel who specialize in either mill products or fabricated rebar. Sales personnel for mill products including stock rebar and merchant bars are located in close proximity to the Company's major markets and customers. Metallurgical service representatives located at the Company's minimills provide technical and sales support to the mill products sales force and fabricated rebar sales force, where needed. The Company's inside sales force is located at the Tampa headquarters where all order taking and shipping instructions are centrally processed and coordinated. Fabricated rebar sales personnel are located at the Company's 13 fabricating facilities where engineering service representatives provide technical and sale support.

Principal customers of the Company include steel distributors, steel service centers, rebar steel fabricators, other metal fabricators and manufacturers, railroads, building material dealers, and contractors. Its fabricated rebar products are sold to contractors performing work for residential and nonresidential building, road, bridge, public works, utility and other miscellaneous construction.

The Company's business is not dependent upon any particular, single customer. The Company's customer base is fairly stable from year to year, and during fiscal 1996 no one customer accounted for more than 3.1% of sales and the five largest customers accounted for 11.0% of sales. The Company's business is seasonal with orders in the second and third calendar quarters tending to be strongest and those in the rest of the year tending to be the weakest. Stock rebar and merchant bar are generally sold from inventory. Fabricated rebar is generally produced in response to specific customer orders, rather than selling from inventory. The amount of sales order backlog pertaining to fabrication contracts was approximately $85 million at March 31, 1996, as compared to $86 million at March 31, 1995. Almost all of the backlog at March 31, 1996 is expected to be filled during fiscal 1997. None of the business for the 1996 fiscal year is subject to renegotiation or termination of subcontract at the election of the government.

The Company's payment terms to customers are generally determined based on market conditions given the cyclical nature of its sales. However, the Company generally does not offer extended payment terms to customers.

Despite the commodity characteristics of the stock rebar and merchant bar markets, the Company believes that it is able to distinguish itself from its competitors to some extent due to its product quality, its consistent delivery record, its capacity to service large orders and its ability to fill most orders quickly from inventory. Moreover, while construction and infrastructure projects are generally nonrecurring in nature, the steel fabricators, distributors and service centers which supply many of these projects directly tend to be long-time customers of the Company. The Company's reputation for quality and service is among the highest in industry.

LITIGATION

The Company is involved in routine litigation arising in the normal course of business. See "Environmental Matters", under Management's Discussion and Analysis, for a discussion of the Company's cleanup liabilities with state and federal regulators regarding the investigation and/or cleanup of certain Superfund and non-Superfund sites. There are no other legal matters which management believes will have a material impact on its business.

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

EMPLOYEES

The Company has approximately 1,840 employees, none of whom is covered by a collective bargaining agreement. The Company believes that its relations with its employees are good and a participatory style of labor-management relations is important to the efficiency of the Company's operations.

On January 1, 1995 an incentive plan based on production tons, was put into effect at the mills. Each mill has a melting and rolling target which provide a 1.5% increase in pay for each 1% increase in production. Effective April 1, 1995, the fabricating group, the mill sales group and the corporate administrative group pay policy included monthly incentives based on certain performance criteria. The executive group (approximately 40 key executives) are covered by an incentive plan that is based on return on capital employed.

ITEM 2.  PROPERTIES

The Company's buildings are of various ages and forms of construction and are all properly maintained and adequately equipped for the purposes for which they are used. The Company's four minimills are owned in fee simple and serve as the collateral for the First Mortgage Notes together with the other collateral.

The following tables present information with respect to the buildings and facilities:


                                                       APPROXIMATE
                                                       SQUARE FEET
                                                       OF BUILDING     OWNED
LOCATION                                    ACREAGE    FLOOR SPACE   OR LEASED
- --------                                    -------    -----------   ---------
MILLS (A)
Jacksonville, FL.........................    160.9        288,564       Owned
Charlotte, NC............................     77.2        299,401       Owned
Jackson, TN..............................    300.1        424,878       Owned
Knoxville, TN(b).........................     49.9        217,988       Owned


(a) The First Mortgage Notes are secured by a first priority lien on substantially all the real property, machinery, equipment, and fixtures of each of the Company's four minimills.
(b) Includes a fabricating plant, which is not a part of the collateral package.


                                                       APPROXIMATE
                                                       SQUARE FEET
                                                       OF BUILDING     OWNED
LOCATION                                    ACREAGE    FLOOR SPACE   OR LEASED
- --------                                    -------    -----------   ---------
FABRICATING PLANTS (C)
Ft. Lauderdale, FL.......................      7.3         55,254       Owned
Jacksonville, FL.........................      8.0         56,565       Owned
Orlando, FL..............................      2.8         22,929       Owned
Plant City, FL (Tampa)...................      9.2         63,892       Owned
Duluth, GA (Atlanta).....................      6.5         48,500       Owned
Louisville, KY...........................      4.3         37,338       Owned
Charlotte, NC............................      7.0         57,867       Owned
Raleigh, NC..............................      7.2         39,836       Owned
Aiken, SC................................      7.5         32,340       Owned
Nashville, TN............................      5.0         46,760       Owned
Collierville, TN (Memphis)...............      2.7         26,664       Owned
St. Albans, WV...........................      5.0         27,300       Leased


(c) These properties do not constitute collateral for either the First Mortgage Notes or the New Revolving Credit Agreement.

                                                     SQUARE FEET
                                                     OF BUILDING        OWNED
   OTHER (D)              USE            ACREAGE     FLOOR SPACE      OR LEASED
- ---------------    -------------------   -------     -----------      ---------
Tampa, FL          Corporate offices          -          28,000         Leased
Tampa, FL          Closed minimill         65.2         200,000         Owned
Tampa, FL          Land held for sale     432.4               -         Owned
Indiantown, FL     Closed minimill        151.5         130,340         Owned
New Orleans, LA    Wire fabric and
                    nail facility           5.0         120,000         Leased
Lancaster, SC      Rail spike facility     41.0          52,000         Owned
Paragould, AR      Rail spike facility      7.7          23,000         Owned

(d) These properties do not constitute collateral for either the First Mortgage Notes or the Revolving Credit Agreement.

ITEM 3.  LEGAL PROCEEDINGS
Not Applicable

ITEM 4.  SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS
Not Applicable.




                                    PART II

ITEM 5.  MARKET FOR REGISTRANT'S COMMON STOCK AND RELATED SECURITY HOLDER
         MATTERS


MARKET PRICE AND CASH DIVIDENDS

No established public trading market exists for the Company's common stock. During the last fiscal year, 48,836 shares were sold to employees through an employee stock purchase plan based on a sales price of 85% of fair market value, as established by an independent third party appraisal. Repurchases at such fair market value of $12.50 per share have been made by the Company upon the termination of employment of any employee owning stock.

No dividends have been declared or paid on the Company's common stock during any of the applicable reporting periods.

As of March 31, 1996, there were approximately 1,300 holders of record of the Company's common stock.

ITEM 6.  SELECTED FINANCIAL DATA

The summary financial information presented below should be read in conjunction with the Financial Statements of AMERISTEEL CORPORATION and the notes thereto ($ in thousands except per share data):

                                                                                                                Predecessor
                                                                                                        ---------------------------
                                             Year Ended     Year Ended     Year Ended        Three Months Ended        Year Ended
                                              March 31,      March 31,      March 31,      March 31,    December 31,  September 30,
                                                1996           1995           1994           1993           1992          1992
                                             ----------     ----------     ----------      ---------    ------------  -------------
SUMMARY OF OPERATIONS
  Net sales                                   $628,404       $639,908       $547,118       $122,736       $108,358       $465,233
  Operating expenses:
   Cost of sales, excluding
    depreciation                               533,965        545,725        498,692        109,607         99,355        404,750
   Selling and administrative                   29,605         29,959         22,993          5,459          6,071         24,398
   Depreciation                                 14,619         14,046         15,369          3,770          3,890         15,643
   Amortization of goodwill                      4,130          4,130          4,061          1,015            667          2,670
   Other operating expenses                     16,013              -         15,220              -              -          9,000
                                              --------       --------       --------       --------       --------       --------
                                               598,332        593,860        556,335        119,851        109,983        456,461
                                              --------       --------       --------       --------       --------       --------
Income (loss) from operations                   30,072         46,048         (9,217)         2,885         (1,625)         8,772

Other expense:
  Interest                                      22,000         23,330         21,027          5,290         14,482         35,465
  Amortization of deferred
   financing costs                               1,956          2,863          2,552            653            288          1,276
                                              --------       --------       --------       --------       --------       --------
                                                23,956         26,193         23,579          5,943         14,770         36,741
                                              --------       --------       --------       --------       --------       --------

Income (loss) before income
  taxes (benefit), extraordinary
  item, and cumulative effect of
  change in accounting principle                 6,116         19,855        (32,796)        (3,058)       (16,395)       (27,969)
Income taxes (benefit)                           3,996          9,354        (10,833)          (769)        (6,001)        (8,030)
                                              --------       --------       --------       --------       --------       --------
Income (loss) before extraordinary
  item and cumulative effect of
  change in accounting principle                 2,120         10,501        (21,963)        (2,289)       (10,394)       (19,939)
Extraordinary item, net of income
  tax benefit                                        -              -           (748)             -         (4,185)             -
Cumulative effect of change in
  accounting principle, net of
  income tax benefit                                 -              -              -              -              -         (4,270)
                                              --------       --------       --------       --------       --------       --------

NET INCOME (LOSS)                             $  2,120       $ 10,501       $(22,711)      $ (2,289)      $(14,579)      $(24,209)
                                              ========       ========       ========       ========       ========       ========

Earnings (loss) per share                     $   0.21       $   1.05       $  (2.27)      $  (0.23)
                                              ========       ========       ========       ========

The following table shows the percentage of the Company's revenues derived from each product category in the relevant time period:

                               YEAR ENDED         YEAR ENDED        YEAR ENDED
                             MARCH 31, 1996     MARCH 31, 1995    MARCH 31, 1994
                             --------------     --------------    ---------------
Fabricated Rebar                        24%                23%               23%
Stock Rebar                             25                 27                24
Merchant Bars                           31                 31                28
Rods                                     7                  7                 8
Other (includes billets)                13                 12                17
                                       ---                ---               ---
                                       100%               100%              100%
                                       ===                ===               ===

                                                                                                             PREDECESSOR
                                           AS OF          AS OF            AS OF            AS OF        ----------------------
                                         MARCH 31,      MARCH 31,        MARCH 31,        MARCH 31,      AS OF SEPTEMBER 30,
                                           1996           1995             1994             1993           1992         1991
                                         ---------      ---------        ---------        ---------      --------     --------
FINANCIAL POSITION
 ($ in thousands)
Current assets                           $200,109       $223,444         $187,672         $148,335       $146,061     $138,372
Current liabilities                        85,588        102,080           76,006           59,530        352,599      214,576
Working capital (deficit)                 114,521        121,364          111,666           88,805       (206,538)     (76,204)
Current ratio                                 2.3            2.2              2.5              2.5           (0.4)        (0.6)
Property, plant and equipment, net        247,009        231,108          222,861          229,665        222,620      236,613
Goodwill                                   89,903         94,033           98,163          100,530         95,893       98,563
Deferred financing costs                    3,457          4,504            7,367            9,725          7,622        8,325
Total assets                              554,896        561,748          523,706          495,884        479,827      489,961
Long-term borrowings                      252,525        243,030          247,128          212,002        284,568      286,875
Other liabilities                          20,336         18,388           28,721           24,490         16,153        3,000
Deferred tax liabilities                   54,700         60,500           46,852           52,151         59,285       71,385
Redeemable preferred stock                      -              -                -                -         94,717       80,079
Shareholders' equity (deficit)            141,747        137,750          124,999          147,711        (42,908)      (4,079)

ITEM 7. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

MANAGEMENT DISCUSSION AND ANALYSIS

RESULTS OF OPERATIONS
($ in thousands)


                                      APRIL 1,             APRIL 1,             APRIL 1,
                                        1995-                1994-                1993-
                                      MARCH 31,            MARCH 31,            MARCH 31,
                                        1996                 1995                 1994
                                      ---------            ---------            ---------
Net sales                             $628,404             $639,908             $547,118
Cost of sales excluding
  depreciation                         533,965              545,725              498,692
Selling and administrative              29,605               29,959               22,993
Depreciation                            14,619               14,046               15,369
Amortization of goodwill                 4,130                4,130                4,061
Other operating expenses                16,013                    -               15,220
Interest                                22,000               23,330               21,027
Amortization of deferred
  financing costs                        1,956                2,863                2,552
Extraordinary item net of
  income tax benefit                         -                    -                 (748)
Income tax (benefit)                     3,996                9,354              (10,833)
Net income (loss)                        2,120               10,501              (22,711)

LIQUIDITY AND CAPITAL RESOURCES

As of March 31, 1996, the Company's total outstanding borrowings were $267.5 million of which $14.9 million is due within fiscal 1997. Outstanding borrowings under the New Revolving Credit Agreement totaled $72.0 million. Effective June 1995 the Company negotiated a New Revolving Credit Agreement to replace the Revolving Credit Agreement and provide additional liquidity. See Note E - Notes to Financial Statements for additional details concerning the new agreement.

Net cash provided by operating activities of $44.1 million improved substantially in fiscal 1996 as a result of lower working capital requirements. Capital expenditures increased to $36.9 million as compared with $25.8 million in fiscal 1995.

The First Mortgage Notes and the New Revolving Credit Agreement contain certain restrictions to incur additional indebtedness and other covenants deemed appropriate. As of year end, the Company had $29.4 million of available credit under the Revolving Credit Agreement and $6.2 million in cash. The Company believes that the available borrowings and the cash flow generated from operations will be sufficient to fund the current operations and the current capital expenditure program. The Company is currently in compliance with all of the covenants of its loan agreements.

COMPLIANCE WITH ENVIRONMENTAL LAWS AND REGULATIONS

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

Courts have interpreted CERCLA generally to impose joint and several liability for cleanup (and certain other) costs on all potentially responsible parties
(PRP). This means that each PRP conceivably could be held liable for the entire amount of necessary cleanup costs.

Based on past use of certain technologies and remediation methods by third parties, evaluation of those technologies and methods by the Company's consultants and quotations and third-party estimates of costs of remediation-related services provided to the Company or of which the Company and its consultants are aware, the Company and its consultants continue to believe that the Company's cost estimates are reasonable. The Company has estimated its potential costs for further remediation under Environmental Cleanup Laws at on-site and off-site locations through 2009 to be approximately $14 million and has included this amount in the Company's recorded liabilities as of March 31, 1996.

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

SEASONALITY

The Company's business is seasonal with orders in the second and third calendar quarters tending to be stronger than the rest of the year.

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

FISCAL 1996 VERSUS FISCAL 1995


                   TONS SHIPPED (THOUSANDS)        SELLING PRICES (PER TON)
                   ------------------------        ------------------------
                     FY 1996      FY 1995            FY 1996       FY 1995
                     -------      -------            -------       -------
Stock Rebar            508           535               310           $326
Merchant Bar           544           549               362            359
Fabricated Rebar       315           347               460            421
Rods                   133           129               336            338
Billets                175           141               233            228
                     -----         -----
                     1,675         1,701
                     =====         =====

SALES. Net sales for fiscal 1996 were 1.8% lower than fiscal 1995 because of lower volume and lower mill average selling prices. While billet shipments were 24.1% higher than a year ago, finished product shipments were down 3.8%. Average mill selling prices were down $5 per ton, however, fabricated rebar selling prices were up 9.3% or $39 per ton.

COST OF SALES. Cost of sales, excluding depreciation, was 85.0% of net sales as compared with 85.3% for the previous year. Mill conversion costs were the same while scrap cost was $131 per ton or $1 per ton higher than the previous year.

SELLING AND ADMINISTRATION EXPENSES. Selling and administrative expenses were slightly lower in fiscal 1996 versus fiscal 1995 and were 4.7% of net sales for both years.

DEPRECIATION. Depreciation expense for fiscal 1996 was higher than fiscal 1995 because of new capital additions that were placed in service.

OTHER OPERATING EXPENSES. Other operating expenses in fiscal 1996 were primarily the result of the shut-down of the Tampa rolling mill ($15 million) of which $12 million was a non-cash write down of fixed assets to market value and $3 million for employee severance benefits and other closing costs. The Company charged off approximately $752 thousand after vacating the former Washington D.C. fabricating plant. This write-off was the balance of a long-term lease.

INTEREST EXPENSE. Interest expense was lower in fiscal 1996 versus fiscal 1995 primarily because of lower average rates and higher capitalized interest. Average borrowings were higher in the current year versus the prior year. Capitalized interest in fiscal 1996 was $2.1 million versus $654 thousand in fiscal 1995 as a result of higher capital expenditure projects.

AMORTIZATION OF DEFERRED FINANCING COSTS. Amortization of deferred financing costs were lower in fiscal 1996 as compared with fiscal 1995 because of higher financing costs associated with the Revolving Credit Agreement in fiscal 1995.

INCOME TAXES. The effective federal and state income tax rate for fiscal 1996 was 39% compared with 38.8% for the previous year excluding the effect of goodwill amortization which is not deductible for income tax purposes.

FISCAL 1995 VERSUS FISCAL 1994

SALES. Net sales for fiscal 1995 were 17% higher than fiscal 1994 as a result of both higher volume and improved selling prices. Shipments for all finished products were up 12.6% while billet shipments, primarily export shipments at low margins, were lower. All selling prices were higher this year over last year with mill finished products 10.3% higher and fabricated rebar 13.5% higher.

COST OF SALES. Cost of sales excluding depreciation was 85.3% of net sales as compared with 91.2% for the previous year. The substantial improvement was the result of the increased sales volume and prices and a $11 per ton decrease in mill conversion costs. While scrap costs increased $12 per ton the spread between mill finished products average selling prices and scrap increased $20 per ton in fiscal 1995 versus fiscal 1994.

SELLING AND ADMINISTRATIVE EXPENSES. Selling and administrative expenses for fiscal 1995 were higher than fiscal 1994 primarily because of employment costs related to the hiring of the new Chairman of the Board and Chief Executive Officer and higher wages and benefits.

DEPRECIATION. Depreciation expense was lower in fiscal 1995 versus fiscal 1994 because of the shut down of the Tampa melt shop in June 1994.

INTEREST. Interest expense was higher in fiscal 1995 versus fiscal 1994 as a result of higher rates and higher average borrowings. The Company capitalized $654 thousand of interest in the current year versus zero a year ago.

AMORTIZATION OF DEFERRED FINANCING COSTS. Amortization of deferred financing costs were higher in fiscal 1995 versus a year ago primarily because of higher financing costs associated with the Revolving Credit Agreement.

INCOME TAXES. The effective federal and state income tax rate for fiscal 1995 was 38.8% compared with 36.5% for the previous year, excluding the effect of goodwill amortization which is not deductible for income tax purposes. The increased rate reflects the higher federal rate and to a lesser extent higher state rates, based on net income levels.


ITEM 8.  FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA

Refer to index in Item 14 for financial statements and supplementary data filed as a part of this report.

ITEM 9. CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURES

None.

                                    PART III

ITEM 10.  DIRECTORS AND EXECUTIVE OFFICERS OF THE REGISTRANT

GENERAL. The Bylaws of the Company provide that the business shall be managed by a Board of Directors.

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


     NAME AND AGE
     ------------                           PRESENT PRINCIPAL OCCUPATION OR EMPLOYMENT
      DIRECTORS                                  AND FIVE-YEAR EMPLOYMENT HISTORY
      ---------                             ------------------------------------------
Koichi Takashima (73)        Chairman of the Board of AMERISTEEL from December 21, 1992 through May 31, 1994.
                             Director of AMERISTEEL since December 21, 1992.  Chairman of Kyoei Steel for more than five years.  Citizen of Japan.

Phillip E. Casey (53)        Chairman of the Board and Chief Executive Officer, Director of AMERISTEEL since
                             June 1, 1994.  Prior to that date was an officer with Birmingham Steel Corporation for more than five years.

Thomas G. Creed (62)         Chief Operating Officer; President and Chief Operating Officer of AMERISTEEL for
                             more than five years.  Director since 1987.

J. Donald Haney (59)         Vice President; Group Vice President Fabricated Reinforcing Products of AMERISTEEL
                             for more than five years.  Director since 1988.

Akihiko Takashima (59)       Director of AMERISTEEL since December 21, 1992.  Director, Kyoei Steel for more than five years.  Citizen of Japan.  Mr. A. Takashima is the brother of Mr. K. Takashima.

Hideichiro Takashima (38)    Director of AMERISTEEL since May 22, 1995.  Executive of Kyoei Steel for more than five years.
                             Citizen of Japan and son of Koichi Takashima.

Ryutaro Yoshioka (57)        Director of AMERISTEEL since May 22, 1995.  Executive of Kyoei Steel since July 1, 1994.
                             Executive of Bank of Tokyo for more than five years.  Citizen of Japan.

Takeshi Fujimura (71)        Director of AMERISTEEL and Chairman of the Executive Committee since December 21, 1992.
                             Advisor to President, Kyoei Steel since 1990.  Prior to that date was Executive Vice
                             President of Sumikin Bussan Kaisha, LTD., for more than two years.  Citizen of Japan.

Shoji Nakamura (60)          Vice President--Engineering and Director of AMERISTEEL since December 21, 1992.  Managing
                             Director, Kyoei Steel  since April 1990.  Prior to that date, Director for more than three years.
                             Citizen of Japan.

                           EXECUTIVE OFFICERS WHO ARE NOT DIRECTORS

Tom J. Landa (44)            Vice President; Chief Financial Officer and Secretary since April 1, 1995.  Prior to that time, spent almost 20 years in various financial management positions with Exxon Corporation and its affiliates worldwide.

James C. Hogue (63)          Vice President Human Resources of AMERISTEEL for more than five years.

Robert P. Muhlhan (46)       Vice President Material Procurement since February 1995, two years as Regional Vice President of National Material Trading and prior to that time was a manager with LTV Steel Company for more than five years.

Horoyoshi Tsuchiya (57)      Vice President Strategic Planning since May 1, 1994.  Prior to that date held management positions at Mitsubishi Corporation in Japan and Canada for more than five years.  Citizen of Japan.

James N. McCullohs (39)      Vice President Mill Sales since August 1995.  Prior to that date, has held several management positions with AmeriSteel for more than five years.

COMMITTEES OF THE BOARD OF DIRECTORS

AMERISTEEL'S Board of Directors has an Executive Committee consisting of Mr. Casey, Mr. Fujimura, and Mr. Creed. The Company also has an Executive Compensation Committee and an Audit Committee. Committees of the Board of Directors may be appointed by the Board of Directors in accordance with the Bylaws of AMERISTEEL.

ITEM 11.  EXECUTIVE COMPENSATION

The tables and descriptive information set forth below are intended to comply with the amendments adopted by the SEC to the executive compensation requirements applicable to, among other filings, this report. This information is being furnished with respect to those persons who, were the Company's Chief Executive Officer and its four most highly compensated executive officers, other than the Chief Executive Officer, whose salary and bonus exceeded $100,000 for the most recent fiscal year (together, the "named executive officers"). Tables have been omitted where no compensation was awarded to, earned by or paid to any of the named executives required to be reported in any fiscal year covered by that table.

SUMMARY COMPENSATION TABLE

The following table provides information concerning the annual compensation of each of the named executive officers of the Company for services rendered to the Company in each of the Company's last three fiscal years.

                                                                                     LONG TERM COMPENSATION
                                                                                              AWARDS
                                        ANNUAL COMPENSATION                      ------------------------------
                                                                                 RESTRICTED          SECURITIES
                                                                                   STOCK             UNDERLYING       ALL OTHER
                                 YEAR         SALARY         BONUS                AWARD(S)             OPTIONS       COMPENSATION
NAME AND PRINCIPAL POSITION       $             $              $                     $                    #               $(1)
- ---------------------------      ----        -------       ---------             ---------           ----------      ------------
Phillip E. Casey                 1996        255,000          80,453                     -                                4,617
Chairman of the Board            1995        249,167       2,692,170 (2)         4,500,000 (2),(3)     250,000 (3)
and Chief Executive Officer

Thomas G. Creed                  1996        256,308          82,671                     -                               2,481
President                        1995        282,204         221,779                     -                               4,748
and Chief Operating Officer      1994        272,328               -                     -                               4,500

J. Donald Haney                  1996        196,974          64,445                     -                               2,620
Vice President Fabricating       1995        216,594         140,995                     -                               4,137
Reinforcing Products             1994        209,016               -                     -                               3,437

Tom J. Landa
Vice President                   1996        160,389         153,019 (4)           150,000 (5)          12,000
and Chief Financial Officer

James C. Hogue                   1996        155,712          50,944                     -                               2,735
Vice President Human Resources   1995        180,936         105,872                     -                               3,422
                                 1994        171,210                                     -                               3,200

(1) These amounts include Company matching contributions made pursuant to the Company's Savings Plan.

(2) 750,000 shares were awarded as of June 1, 1994 and vest at the rate of 20% a year beginning as of June 1, 1995. At the end of fiscal 1996, 600,000 of the shares, valued at $7,500,000 in the aggregate, were still subject to forfeiture and held by Mr. Casey. Dividends, if declared and paid on the Company's common stock generally, are payable on the shares. The 1995 bonus includes a $500,000 signing bonus and a $1,946,000 tax bonus.

(3) The number of shares shown have been adjusted to reflect a 49,999 for 1 stock dividend effected during fiscal 1996.

(4) Includes a $100,000 signing bonus pursuant to Mr. Landa's employment offer.

(5) 12,000 shares were awarded as of November 2, 1995 and vest 1/3 as of April 1, 1997, 1/3 as of April 1, 1998 and 1/3 as of April 1, 1999. At the end of fiscal 1996, all 12,000 shares, valued at $150,000 in the aggregate, were still subject to forfeiture and held by Mr. Landa. Dividends, if declared and paid on the Company's common stock generally, are payable on the shares.

OPTIONS GRANTS TABLE

The following table shows information concerning stock options granted during fiscal 1996 for the individuals shown in the Summary Compensation Table.

                                        INDIVIDUAL GRANTS                                          POTENTIAL REALIZABLE VALUE AT
                                        -----------------                                          ASSUMED ANNUAL RATES OF STOCK
                                   NUMBER OF          % OF TOTAL                                               PRICE
                                  SECURITIES            OPTIONS          EXERCISE                  APPRECIATION FOR OPTION TERM
                                  UNDERLYING          GRANTED TO         OR BASE                   ----------------------------
                                    OPTIONS          EMPLOYEES IN         PRICE      EXPIRATION
       NAME                     GRANTED (#) (1)      FISCAL YEAR          ($/SH)         DATE            5%($)      10%($)
- -----------------               ---------------      ------------        --------    ----------         ------      -------
Phillip E. Casey                         0
Thomas G. Creed                      1,718               0.75%           $ 12.50        9/28/05         13,505       34,226
J. Donald Haney                      1,368               0.57%           $ 12.50        9/28/05         10,692       27,094
Tom J. Landa                        12,000               5.04%           $ 12.50        11/1/05         94,336      239,064
                                       960               0.40%           $ 12.50        9/28/05          7,546       19,125
James C. Hogue                       1,080               0.45%           $ 12.50        9/28/05          8,490       21,516

(1) The grant options for 12,000 shares to Mr. Landa was made as of November 2, 1995 and vests 1/3 as of April 1, 1997, 1/3 as of April 1, 1998 and 1/3 as of April 1, 1999. The other options were granted under the terms of the Company's 1995 Stock Purchase/Option Plan ("Shares in Success"); they vest 1/3 as of September 29, 1997, 1/3 as of September 29, 1998 and 1/3 as of September 29, 1999.

OPTION EXERCISES AND YEAR-END VALUE TABLE

No stock options were exercised by any of the Company's executive officers during fiscal 1996. The following table shows information concerning stock option values as of the end of fiscal 1996.


                            AGGREGATED FISCAL YEAR-END OPTION VALUES
                            ----------------------------------------

                       NUMBER OF SECURITIES UNDERLYING            VALUE OF UNEXERCISED
                                  UNEXERCISED                     IN-THE-MONEY OPTIONS
                        OPTIONS AT FISCAL YEAR-END(#)            AT FISCAL YEAR-END ($)

      NAME               EXERCISABLE/UNEXERCISABLE           EXERCISABLE/UNEXERCISABLE (1)
- -----------------      -------------------------------       -----------------------------
Phillip E. Casey                     0                                    0
Thomas G. Creed                  0 / 1,788                                0
J. Donald Haney                  0 / 1,368                                0
Tom J. Landa                     0 / 12,960                               0
James C. Hogue                   0 / 1,080                                0

(1) The latest appraisal of the Company's common stock, made as of March 31, 1996, sets forth a fair market value per share of $12.50, which is the exercise price of all options, none of which are currently exercisable.

DIRECTORS COMPENSATION

The Company's directors are not compensated for their services as a director but are paid reasonable travel expenses.

EMPLOYMENT ARRANGEMENTS

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

     COMPENSATION COMMITTEE INTERLOCKS AND INSIDER PARTICIPATION

As of the end fiscal 1966, the members of the Company's Executive Compensation Committee were Messrs. Koichi Takashima, Hideichiro Takashima, Ryutaro Yoshioka and Takeshi Fujimura. Mr. H. Takashima replaced Mr. Akihiko Takashima on the Committee in November 1995. Mr. Fujimura is Chairman of the Executive Committee and an employee of the Company. None of the other members has at any time been an officer or employee of the Company.

Mr. Fujimura is Advisor to the President of Kyoei Steel, Ltd., and the other members of the Committee are also executive officers and/or directors of Kyoei. Two other members of the Company's Board of Directors are also executive officers and/or directors of Kyoei.

PENSION BENEFIT

The Pension Table sets forth the estimated annual benefits, payable as a single life annuity, at various remuneration levels and for representative years of service at normal retirement date under the Company's tax qualified noncontributory defined benefit pension plan. The years of credited service for the named executives are two years for Phillip E. Casey, one year for Tom
J. Landa, 23 years for Thomas G. Creed, 38 years for J. Donald Haney and 30 years for James C. Hogue. The final average compensation for the named executives, for purposes of this plan for 1996 is $150,000.


                                                    PENSION TABLE
                                                  YEARS OF SERVICE
                20 YEARS           25 YEARS           30 YEARS           35 YEARS          40 YEARS
                --------           --------           --------           --------          --------
$ 100,000      $  27,242           $ 34,053          $  40,864          $  47,674         $  52,674
$ 150,000         42,242             52,803             63,364             73,924            81,424
$ 200,000         57,242             71,553             85,864            100,174           110,174
$ 235,000         67,742             84,678            101,614            118,549           130,299
$ 250,000         72,242             90,303            108,364            126,424           138,924
$ 300,000         87,242            109,053            130,864            152,674           167,674
$ 350,000        102,242            127,803            153,364            178,924           196,424

See notes to financial statements

SUPPLEMENTAL RETIREMENT PLAN

The Company maintains a nonqualified, unfunded supplemental retirement plan, which provides certain officers defined pension benefits in addition to those provided under the Company's other plans. The supplemental plan provides an annual retirement benefit equal to the greater of (i) 50% of final average compensation (as defined above), and (ii) 2.4% of final average compensation multiplied by years of service (up to 25), plus 1% of final average compensation multiplied by years of service in excess of 25 (up to 10), less (in either case) amounts to which the participant is entitled under other retirement plans of the Company and prior employers and under Social Security. In 1988, as a result of the Change in Control of the Company, the accrued benefits under this Plan became immediately due and payable in a lump sum, although all of the active officers in the Company elected to waive receipt of their accrued benefits in exchange for common stock of Holdings. Additional benefits over and above those resulting from the acceleration continue to be earned. Upon retirement at January 26, 1995, R. R. Boswell received a one-time payment of $332,223 for supplemental retirement benefit. As of March 31, 1996 the Company has accrued approximately $470,000 in supplemental retirement benefits for the remaining active employees covered by the Plan.

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

SEVERANCE AGREEMENTS

The Company and certain senior executives have entered into an agreement providing that, if the Company terminates any executive other than for cause, or reassigns such executive to a new position, the Company shall continue to pay the executive his current base pay through August 30, 1996.

ITEM 12.  SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT

The following table sets forth certain information about each person who is known to management to be the beneficial owner, as of June 1, 1996, of more than five percent of the Company's common stock:


                              AMOUNT AND NATURE
     NAME AND ADDRESS      OF BENEFICIAL OWNERSHIP           PERCENT
   OF BENEFICIAL OWNER       (NUMBER OF SHARES)              OF CLASS
- ------------------------   -----------------------           --------
FLS Holdings, Inc.                9,000,000                    89%
5100 West Lemon Street
Tampa, Florida 33609

Phillip E. Casey                  1,006,892                    10%
5100 West Lemon Street
Tampa, Florida 33609

Each person named has sole voting power and sole investment power over the shares noted above next to his or its name.

The following table sets forth certain information about the shares of the Company's common stock beneficially owned as of June 1, 1996, by the Company's directors and the five executive officers listed in response to Item 11 individually, and by the directors and all executive officers as a group.


       NAME OF BENEFICIAL         AMOUNT AND NATURE
       OWNER OR NUMBER OF      OF BENEFICIAL OWNERSHIP             PERCENT
      PERSONS IN THE GROUP       (NUMBER OF SHARES)               OF CLASS
     ---------------------     -----------------------            --------
     Phillip E. Casey                  1,006,892                    10.0%
     Tom J. Landa                         12,160                       *
     Thomas G. Creed                       6,508                       *
     J. Donald Haney                       4,176                       *
     Takeshi Fujimura                        150                       *
     Shoji Nakamura                          212                       *
     James C. Hogue                        3,144                       *

     All 14 directors and
     executive officers as
     a group (including the
     named individuals)                1,033,857                    10.2%

   * Less than 1%

Those directors not listed do not beneficially own any shares of the Company's common stock. Each person or group named has sole voting power and sole investment power over the shares noted above next to his name.

ITEM 13.  CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS

On April 17, 1995, the Company made a loan to Mr. Philip Casey in the amount of $731,511 at 7.15% interest rate to be paid over the next five years. The loan and interest was paid in full in February 1996.

                                    PART IV

ITEM 14,(a),(1),(2),(B)1
FINANCIAL STATEMENTS, SUPPLEMENTARY DATA AND REPORTS ON FORM 8-K

(A) (1) The following financial statements of AMERISTEEL CORPORATION as of the dates and for the periods indicated are included herein:


          Reports of Independent Certified Public Accountants
          Statements of Financial Position                          March 31, 1996 and March 31, 1995

          Statements of Operations                                  Years Ended March 31, 1996, March 31, 1995
                                                                    and March 31, 1994

          Statements of Shareholder's Equity                        Years Ended March 31, 1996, March 31, 1995
                                                                    and March 31, 1994

          Statements of Cash Flows                                  Years Ended March 31, 1996, March 31, 1995
                                                                    and March 31, 1994

     (2) The following financial statement schedules of AMERISTEEL CORPORATION are filed as part of this report:


          Schedule II                   Valuation and qualifying accounts

     (3)  The following exhibits are filed as part of this report:

          Exhibit 3(I) -- Articles of Incorporation, as amended to date

          Exhibit 10   -- AmeriSteel Equity Ownership Plan
                          AmeriSteel Strategic Value Added Executive Short-Term Incentive Plan

          Exhibit 23   -- Consent of Arthur Andersen LLP

          Exhibit 23.1 -- Consent of Deloitte & Touche LLP

          Exhibit 27   -- Financial Data Schedule (For SEC Use Only)


          All other schedules for which provision is made in the applicable accounting regulation of the Securities and Exchange Commission are not required under the related instructions or are inapplicable and, therefore, have been omitted.

(B)       Reports on Form 8-K.

          None for the quarter ended March 31, 1996.

Supplemental Information To Be Furnished with Reports Filed Pursuant to Section 15(d) of the Act by Registrants Which Have Not registered Securities Pursuant to Section 12 of the Act

The annual report on Form 10K but no proxy statement, form of proxy or other proxy solicitation material, is intended to be furnished to stockholders of the Company with respect to fiscal 1996.

                                   SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

                        AMERISTEEL CORPORATION

                        By: /s/ Phillip E, Casey                   June 25, 1996
                       ---------------------------------------------------------
                        Phillip E. Casey, Chairman of the Board             Date
                                          Chief Executive Officer

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the Registrant and in the capacities and on the dates indicated.

                   NAME                                                                        TITLE
- ---------------------------------------                                      -------------------------------------------
/s/ Phillip E. Casey      June 25, 1996                                      Chief Executive Officer
- ---------------------------------------                                      Chairman of the Board; Director
Phillip E. Casey                 Date

/s/                                                                          Director
- ---------------------------------------
Koichi Takashima                 Date

/s/                                                                          Director
- ---------------------------------------
Akihiko Takashima                Date

/s/                                                                          Director
- ---------------------------------------
Takeshi Fujimura                 Date

/s/                                                                          Director
- ---------------------------------------
Hiderchiro Takashima             Date

/s/ Ryutaro Yoshioka      June 25, 1996                                      Director
- ---------------------------------------
Ryutaro Yoshioka                 Date

/s/ Thomas G. Creed       June 25, 1996                                      President; Director
- ---------------------------------------
Thomas G. Creed                  Date

/s/ Shoji Nakamura        June 25, 1996                                      Vice President, Engineering; Director
- ---------------------------------------
Shoji Nakamura                   Date

/s/ J. Donald Haney       June 25, 1996                                      Vice President; Director
- ---------------------------------------
J. Donald Haney                  Date

/s/ Tom J. Landa          June 25, 1996                                      Vice President; Chief Financial Officer and
- ---------------------------------------                                      Secretary (Principal Financial Officer and
Tom J. Landa                     Date                                        Principal Accounting Officer)

               REPORT OF INDEPENDENT CERTIFIED PUBLIC ACCOUNTANTS


To the Board of Directors and Shareholders of AmeriSteel Corporation:

We have audited the accompanying statements of financial position of AmeriSteel Corporation (a Florida corporation) as of March 31, 1996 and 1995, and the related statements of operations, shareholders' equity and cash flows for the years then ended. These financial statements and the schedule referred to below are the responsibility of the Company's management. Our responsibility is to express an opinion on these financial statements and schedule based on our audits.

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

In our opinion, the financial statements referred to above present fairly, in all material respects, the financial position of AmeriSteel Corporation as of March 31, 1996 and 1995, and the results of its operations and its cash flows for the years then ended in conformity with generally accepted accounting principles.

Our audits were made for the purpose of forming an opinion on the basic financial statements taken as a whole. The schedule listed in the index of financial statements is presented for purposes of complying with the Securities and Exchange Commissions rules and is not part of the basic financial statements. This schedule has been subjected to the auditing procedures applied in the audit of the basic financial statements and, in our opinion, fairly states, in all material respects, the financial data required to be set forth therein in relation to the basic financial statements taken as a whole.


                                                            ARTHUR ANDERSEN LLP


Tampa, Florida
     April 26, 1996

[LOGO]
DELOITTE & TOUCHE LLP
                       Certified Public Accountants  Suite 1200
                                                     201 East Kennedy Boulevard
                                                     Tampa, Florida 33602-5821
                                                     Telephone: (813) 273-8300


INDEPENDENT AUDITORS' REPORT

Board of Directors and Shareholders
AmeriSteel Corporation
Tampa, Florida

We have audited the accompanying statements of operations, shareholders' equity, and cash flows of AmeriSteel Corporation [formerly Florida Steel Corporation (the "Company")] for the year ended March 31, 1994. Our audit also included the financial statement schedule listed in the Index at Item 14(a) for the year ended March 31, 1994. These financial statements and the financial statement schedule are the responsibility of the Company's management. Our responsibility is to express an opinion on these financial statements and the financial statement schedule based on our audit.

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

In our opinion, the Company's financial statements referred to above present fairly, in all material respects, the results of operations and cash flows of the Company for the year ended March 31, 1994, in conformity with generally accepted accounting principles. Also, in our opinion, such financial statement schedule, for the year ended March 31, 1994, when considered in relation to the basic statements taken as a whole, presents fairly in all material respects the information set forth therein for the year ended March 31, 1994.


DELOITTE & TOUCHE LLP

June 6, 1994


- ---------------
DELOITTE TOUCHE
TOHMATSU
INTERNATIONAL
- ---------------

AMERISTEEL CORPORATION
STATEMENTS OF FINANCIAL POSITION



($ IN THOUSANDS)
                                                         MARCH 31,              MARCH 31,
                                                           1996                   1995
                                                         ---------              ---------
ASSETS
CURRENT ASSETS
   Cash and cash equivalents                            $  6,193                $   2,854
   Accounts receivable, less allowance of
    $1,000 at March 31, 1996 and 1995
    for doubtful accounts                                 72,910                   80,360
    Inventories                                          112,753                  127,680
   Deferred tax assets                                     7,200                   11,800
   Other current assets                                    1,053                      750
                                                        --------                ---------
       TOTAL CURRENT ASSETS                              200,109                  223,444

ASSETS HELD FOR SALE                                      14,411                    8,631

PROPERTY, PLANT AND EQUIPMENT
   Land                                                   11,435                   10,953
   Building and improvements                              33,864                   31,902
   Machinery and equipment                               199,350                  197,720
   Construction in progress                               45,039                   21,566
                                                        --------                ---------
                                                         289,688                  262,141
   Less accumulated depreciation                          42,679                   31,033
                                                        --------                ---------

                                                         247,009                  231,108

GOODWILL                                                  89,903                   94,033

DEFERRED FINANCING COSTS                                   3,457                    4,504

OTHER ASSETS                                                   7                       28
                                                        --------                ---------
TOTAL ASSETS                                            $554,896                $ 561,748
                                                        ========                =========

     See notes to financial statements

AMERISTEEL CORPORATION
STATEMENTS OF FINANCIAL POSITION -- Continued
($ in thousands except share data)


                                                                                MARCH 31,            MARCH 31,
                                                                                  1996                 1995
                                                                              -----------           ----------
LIABILITIES AND SHAREHOLDERS' EQUITY
   CURRENT LIABILITIES
   Trade accounts payable                                                     $ 40,234              $ 49,364
   Salaries, wages and employee benefits                                        14,336                16,520
   Environmental remediation                                                     6,079                10,919
   Other current liabilities                                                     5,057                 3,774
   Interest payable                                                              4,940                 5,258
   Current maturities of long-term borrowings
   (including note payable to parent of $444 and
   $944 at March 31, 1996 and 1995, respectively)                               14,942                16,245
                                                                              --------              --------
                TOTAL CURRENT LIABILITIES                                       85,588               102,080

LONG-TERM BORROWINGS, LESS CURRENT
 PORTION (INCLUDING NOTE PAYABLE TO
 PARENT OF $50,000 AT MARCH 31, 1996 AND 1995,
 RESPECTIVELY)                                                                 252,525               243,030

OTHER LIABILITIES                                                               20,336                18,388

DEFERRED TAX LIABILITIES                                                        54,700                60,500

COMMITMENTS

SHAREHOLDERS' EQUITY
   Common stock, $.01 par value; 30,000,000 authorized,
   10,095,741 and 10,000,000 shares outstanding,
   at March  31, 1996 and 1995, respectively                                       101                   100
   Capital in excess of par                                                    157,026               155,900
   Accumulated deficit                                                         (12,380)              (14,500)
   Deferred compensation                                                        (3,000)               (3,750)
                                                                              --------              --------
                TOTAL SHAREHOLDERS' EQUITY                                     141,747               137,750
                                                                              --------              --------
TOTAL LIABILITIES AND SHAREHOLDERS' EQUITY                                    $554,896              $561,748
                                                                              ========              ========

AMERISTEEL CORPORATION
STATEMENTS OF OPERATIONS
($ in thousands except earnings per share)



                                                               YEAR                  YEAR                  YEAR
                                                               ENDED                 ENDED                 ENDED
                                                             MARCH 31,             MARCH 31,             MARCH 31,
                                                               1996                  1995                  1994
                                                             ---------             ---------             ---------
NET SALES                                                    $ 628,404              $639,908             $ 547,118
   Operating expenses:
   Cost of sales, excluding depreciation                       533,965               545,725               498,692
   Selling and administrative                                   29,605                29,959                22,993
   Depreciation                                                 14,619                14,046                15,369
   Amortization of goodwill                                      4,130                 4,130                 4,061
   Other operating expenses                                     16,013                     -                15,220
                                                             ---------              --------             ---------
                                                               598,332               593,860               556,335
                                                             ---------              --------             ---------
INCOME (LOSS) FROM OPERATIONS                                   30,072                46,048                (9,217)

   Other expenses:                                              22,000                23,330                21,027
   Interest                                                      1,956                 2,863                 2,552
                                                             ---------              --------             ---------
   Amortization of deferred financing costs                     23,956                26,193                23,579
                                                             ---------              --------             ---------
INCOME (LOSS) BEFORE INCOME TAXES
 (BENEFIT) AND EXTRAORDINARY ITEM                                6,116                19,855               (32,796)
   Income taxes (benefit)                                        3,996                 9,354               (10,833)
                                                             ---------              --------             ---------
INCOME (LOSS) BEFORE EXTRAORDINARY
 ITEM                                                            2,120                10,501               (21,963)
   Extraordinary item, net of income tax
   benefit                                                           -                     -                  (748)

NET INCOME (LOSS)                                            $   2,120              $ 10,501              $(22,711)
                                                             =========              ========              ========
   Weighted average shares outstanding
   (in thousands)                                               10,062                10,000                10,000
                                                             =========              ========              ========
   Earnings (loss) per common share:
   Income (loss) before extraordinary item                   $    0.21              $   1.05               $ (2.20)
   Extraordinary item                                                -                     -                 (0.07)
                                                             ---------              --------               -------
   Net income (loss)                                         $    0.21              $   1.05               $ (2.27)
                                                             =========              ========              ========

  See notes to financial statements

AMERISTEEL CORPORATION
STATEMENTS OF SHAREHOLDERS' EQUITY
($ in thousands except share data)


                                            COMMON STOCK            CAPITAL
                                     --------------------------    IN EXCESS        ACCUMULATED       DEFERRED
                                        SHARES         AMOUNT        OF PAR           DEFICIT       COMPENSATION         TOTAL
                                     -----------    -----------   -------------    --------------   --------------     ----------
BALANCES AT MARCH 31, 1993                   200    $         -   $     150,000    $       (2,290)               -     $  147,710

   Net loss                                    -              -               -           (22,711)               -        (22,711)
                                     -----------    -----------   -------------    --------------   --------------     ----------
BALANCES AT MARCH 31, 1994                   200              -         150,000           (25,001)               -        124,999

   Repurchase of common stock                (20)             -               -                 -                -              -
   Common stock issuance                      15              -           4,500                 -           (4,500)             -
   Exercise of stock options                   5              -           1,500                 -                -          1,500
   Net income                                  -              -               -            10,501                -         10,501
   Reduction in deferred compensation          -              -               -                 -              750            750
   49,999 for 1 stock dividend         9,999,800            100            (100)                -                -              -
                                     -----------    -----------   -------------    --------------   --------------     ----------
BALANCES AT MARCH 31, 1995            10,000,000            100         155,900           (14,500)          (3,750)       137,750

   Common stock issuance                  95,741              1           1,126                 -             (150)           977
   Net income                                  -              -               -             2,120                -          2,120
   Reduction in deferred compensation          -              -               -                 -              900            900
                                     -----------    -----------   -------------    --------------   --------------     ----------
BALANCES AT MARCH 31, 1996            10,095,741    $       101   $     157,026    $      (12,380)  $       (3,000)    $  141,747
                                     ===========    ===========   =============    ==============   ==============     ==========

See notes to financial statements

AMERISTEEL CORPORATION
STATEMENTS OF CASH FLOWS
     ($ in thousands)




                                                                      YEAR ENDED             YEAR ENDED            YEAR ENDED
                                                                       MARCH 31,              MARCH 31,             MARCH 31,
                                                                         1996                   1995                  1994
                                                                      ----------             ----------            -----------
OPERATING ACTIVITIES
Net income (loss)                                                     $   2,120              $   10,501            $  (22,711)
Adjustments to reconcile net income (loss) to net cash
provided by (used in) operating activities:
    Depreciation                                                         14,619                  14,046                15,369
    Amortization                                                          6,086                   6,993                 6,614
    Provision for uncollectible accounts                                      -                       -                   714
    Extraordinary item                                                        -                       -                   748
    Deferred income taxes                                                (1,200)                  1,849                (5,129)
    Loss on disposition of property, plant and equipment                 14,312                     600                 9,408
    Other, net                                                                -                       -                   282
    Deferred compensation                                                   900                     750                     -

Changes in operating assets and liabilities:
    Accounts receivable                                                   7,450                 (11,142)              (12,607)
    Recoverable income taxes                                                  -                     300                 4,200
    Inventories                                                          14,927                 (12,470)              (31,329)
    Other current assets                                                   (303)                    420                  (263)
    Other assets                                                             21                      15                   (14)
    Trade accounts payable                                               (9,130)                  3,315                13,626
    Salaries, wages and employee benefits                                (2,184)                   (868)                1,661
    Other current liabilities                                             1,283                   6,856                 2,356
    Environmental remediation                                            (4,840)                 (5,005)                    -
    Interest payable                                                       (318)                    526                (1,169)
    Other liabilities                                                       348                  (5,329)                4,231
                                                                      ---------              ----------            ----------
          NET CASH PROVIDED BY (USED IN)
          OPERATING ACTIVITIES                                           44,091                  11,357               (14,013)

INVESTING ACTIVITIES
    Additions to property, plant and equipment                          (36,894)                (25,781)              (18,193)
    Proceeds from sale of property, plant and equipment                     788                   1,857                   221
    Proceeds from sale of assets held for sale                              794                       -                     -
    Restricted IRB Funds                                                (13,700)                      -                     -
                                                                      ---------              ----------            ----------
      NET CASH USED IN INVESTING ACTIVITIES                           $ (49,012)             $  (23,924)           $  (17,972)


See notes to financial statements

AMERISTEEL CORPORATION
STATEMENTS OF CASH FLOWS - - Continued
($ in thousands)


                                                        YEAR ENDED              YEAR ENDED             YEAR ENDED
                                                         MARCH 31,               MARCH 31,              MARCH 31,
                                                           1996                    1995                   1994
                                                        -----------             -----------            ------------
FINANCING ACTIVITIES
Proceeds from short-term and long-term borrowings, net  $   21,227              $   12,147             $     55,125
Additions to deferred financing costs                         (909)                      -                     (194)
Repurchase of subordinated debentures                      (13,035)                      -                  (21,200)
Proceeds from exercise of stock options                          -                   1,500                        -
Proceeds from sale of common stock                             977                       -                        -
Purchase preferred stock                                         -                       -                   (1,695)
                                                        ----------              ----------             ------------
NET CASH PROVIDED BY
FINANCING ACTIVITIES                                         8,260                  13,647                   32,036
                                                        ----------              ----------             ------------
INCREASE IN CASH
AND CASH EQUIVALENTS                                         3,339                   1,080                       51

CASH AND CASH EQUIVALENTS AT
BEGINNING OF PERIOD                                          2,854                   1,774                    1,723
                                                        ----------              ----------             ------------
CASH AND CASH EQUIVALENTS
AT END OF PERIOD                                        $   6,193               $    2,854             $      1,774
                                                        =========               ==========             ============
SUPPLEMENTAL CASH FLOW INFORMATION

Cash paid for interest (net of amount capitalized)      $  22,318               $   22,150             $     22,195
                                                        =========               ==========             ============
Cash paid for income taxes                              $   4,682               $    5,645             $        300
                                                        =========               ==========             ============


See notes to financial statements

AMERISTEEL CORPORATION
NOTES TO FINANCIAL STATEMENTS
MARCH 31, 1996

NOTE  A-- BASIS OF PRESENTATION

The financial statements include the accounts of AmeriSteel (the "Company"). As of April 1, 1996, the Company changed its name from Florida Steel Corporation (which it had used since 1956) to AmeriSteel Corporation. The predecessor of the Company was formed in 1937.

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

Business Segment: The Company is engaged in steel production and the manufacture, fabrication and marketing of steel products, primarily for use in construction and industrial markets. In the years ended March 31, 1996 and March 31, 1995, export sales were less than 1% of total sales.

Cash Equivalents: The Company considers all highly liquid investments, with a maturity of three months or less when purchased, to be cash equivalents.

Inventories: Inventories are stated at the lower of cost (first-in, first-out method) or market.

Assets Held for Sale: Real estate and machinery and equipment held for sale are carried at the lower of cost or estimated fair value. For the years ended March 31, 1996 and March 31, 1995, the Company transferred $4,972,000 and $1,031,000 from property, plant and equipment to assets held for sale.

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

Plant start-up and other preoperating costs of new facilities are charged against operations as incurred. Interest costs for property, plant and equipment construction expenditures of $2,129,000 were capitalized for the year ended March 31, 1996 and $654,000 for the year ended March 31, 1995. For financial reporting purposes, the Company provides for depreciation of property, plant and equipment using the straight-line method over the estimated useful lives of 20 to 30 years for buildings and improvements and 4 to 15 years for all other property, plant and equipment.

Goodwill: Goodwill consists of the excess of purchase price over the fair value of acquired assets and liabilities. Goodwill is stated at cost less accumulated amortization of $13,337,595 and $9,207,375 at March 31, 1996 and 1995, respectively. Goodwill is being amortized over a 25-year period.

Deferred Financing Costs: The deferred financing costs as of March 31, 1996 and 1995, are net of accumulated amortization of $8,023,464 and $6,067,332. These amounts will be amortized over the term of the respective debt instruments, which range from 3 to 8 years.

AMERISTEEL CORPORATION
NOTES TO FINANCIAL STATEMENTS
MARCH 31, 1996

NOTE B--SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES - Continued

Earnings per Common Share Earnings per common share are computed using the weighted average number of outstanding common shares. On May 22, 1995, the Company's Board of Directors authorized a 49,999 for 1 stock dividend. Earnings per common share and weighted average shares outstanding have been retroactively adjusted for the stock dividend for all periods subsequent to March 31, 1993.

Use of Estimates The preparation of financial statements in conformity with generally accepted accounting principles requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities and disclosure of contingent assets and liabilities at the date of the financial statements and the reported amounts of revenues and expenses during the reporting period. Actual results could differ from those estimates.

Delivery Expenses: The Company's policy is to include all delivery expenses in cost of sales.

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

Recent Accounting Pronouncement: In March 1995, the Financial Accounting Standards Board issued Statement No. 121 that requires impairment losses to be recorded on long-lived assets used in operations and also addresses the accounting for Long-Lived assets that are expected to be disposed of in future periods. The Company will adopt Statement No. 121 in the first quarter of fiscal 1997 and does not believe the effect of adoption will be material.

Reclassifications: Certain amounts in the fiscal 1995 financial statements have been reclassified to conform to the fiscal 1996 financial statement presentation.

NOTE C-- EXTRAORDINARY ITEM

In March 1994, the Company redeemed $20,000,000 of 14.5% subordinated debentures. The 6% premium, equal to $1,200,000 was charged to expense net of a $452,000 income tax benefit, and was classified as an extraordinary item for financial reporting purposes.

NOTE D--INVENTORIES

Inventories consist of the following:
  ($ in thousands)



                                       MARCH 31,          MARCH 31,
                                         1996               1995
                                      ----------         ----------
Finished goods                        $   73,196         $   81,375
Work in-process                           16,291             21,620
Raw materials and operating supplies      23,266             24,685
                                      ----------         ----------
                                      $  112,753         $  127,680
                                      ==========         ==========

AMERISTEEL CORPORATION
NOTES TO FINANCIAL STATEMENTS
MARCH 31, 1996

NOTE E--BORROWINGS

Long-term borrowings consist of the following:
    ($ in thousands)



                                               MARCH 31,                       MARCH 31,
                                                 1996                            1995
                                               ---------                       ---------
    New Revolving Credit Agreement             $  71,650                       $       -
    Revolving Credit Agreement                         -                          65,161
    First Mortgage Notes                         100,000                         100,000
    Subordinated Intercompany Note                50,000                          50,000
    Subordinated Debentures ("Debentures")                                        13,035
    Industrial Revenue Bonds                      30,875                          10,875
    Note to Parent                                   444                             944
    Trade Loan Agreements                          4,498                           9,260
    Bank of Tokyo Loan                            10,000                          10,000
                                               ---------                       ---------
                                                 267,467                         259,275
    Less current maturities                       14,942                          16,245
                                               ---------                       ---------
                                               $ 252,525                       $ 243,030
                                               =========                       =========


Effective June 9, 1995, the Company entered into a two-year revolving bank agreement (the "New Revolving Credit Agreement"), which replaced the Revolving Credit Agreement and provides up to $140 million borrowings subject to a "borrowing base" amount. The borrowing base amount will not exceed the sum of 85% of eligible accounts receivable plus 65% of eligible inventory. Letters of credit are subject to an aggregate sublimit of $50 million.

The New Revolving Credit Agreement contains certain covenants including financial ratios and limitations on indebtedness, liens, investments and disposition of assets and dividends. It is collateralized by first priority security interests in substantially all accounts receivable and inventory of the Company. The Company is in compliance with these covenants at March 31, 1996.

Revolving Loans under the New Revolving Credit Agreement bear interest at a per annum rate equal to one of several rate options (LIBOR, Fed Funds, or Cost of Funds) at the discretion of the Company plus an applicable margin determined by tests of performance from time to time. Prime interest rate loans, not previously mentioned have no additional margin. In addition to Revolving Loans, the Company has the option of incurring Swingline Loans, subject to an aggregate sub-limit of $10 million, for short-term cash needs at rates near prime. The initial borrowing under the New Revolving Credit Agreement, used to pay off the Revolving Credit Agreement, was LIBOR plus 1.5%. The interest rate at March 31, 1996 was 6.9%.

The First Mortgage Notes are collateralized senior obligations of the Company limited in aggregate principal amount to $100 million and will mature on December 15, 2000. Interest on the First Mortgage Notes accrues at the rate of 11.5% per annum and is payable semiannually on each June 15 and December 15. The Company has assigned and pledged a security interest in substantially all the real and personal property of the four mills.

AMERISTEEL CORPORATION
NOTES TO FINANCIAL STATEMENTS
MARCH 31, 1996

NOTE E--BORROWINGS -- Continued

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

The First Mortgage Notes rank pari passu with respect to the payment in full of the principal and interest on all existing and future senior indebtedness of the Company and rank senior to all subordinated indebtedness of the Company.

The First Mortgage Notes contain covenants that include, without limitation, maintenance of sufficient consolidated net worth and limitations on additional indebtedness, transactions with affiliates, dispositions of assets, liens, dividends and distributions. The Company is in compliance with these covenants at March 31, 1996.

The Company has issued to Holdings a $50 million note (the "Subordinated Intercompany Note") which matures December 21, 2002. The Subordinated Intercompany Note bear interest at variable rates. The weighted average interest rate at March 31, 1996 was 7.2%.

The Company also has outstanding borrowings obtained through industrial revenue bonds ("IRBs") issued to construct facilities in Jackson, Tennessee; Charlotte, North Carolina; Jacksonville, Florida; and Plant City, Florida. The interest rates on these bonds range from 50% to 75% of the prime rate.. The Company increased its outstanding IRB's by $20.0 million in fiscal 1996 for a solid waste disposal project in Jackson, Tennessee. Approximately $13.7 million of these proceeds had not been spent as of March 31, 1996. These unspent proceeds are legally restricted for use on the solid waste disposal project and accordingly, have been classified as construction in progress in the accompanying statements of financial position. The IRBs mature in fiscal 2004 except for the new IRBs which mature in fiscal 2018. The IRBs are backed by irrevocable letters of credit issued pursuant to the New Revolving Credit Agreement. As of March 31, 1996, the Company had approximately $37.1 million of outstanding letters of credit, primarily for IRBs, insurance-related matters and surety bonds

AMERISTEEL CORPORATION
NOTES TO FINANCIAL STATEMENTS
MARCH 31, 1996

NOTE E--BORROWINGS -- Continued

The Note to Parent is an unsecured non-interest bearing note with no stated maturity. Accordingly, amounts due are classified as current as of March 31, 1996, in the accompanying statements of financial position.

The Company has borrowed $4.5 million as of March 31, 1996, under the Trade Loan Agreements. The loan bears interest at 8.5% and matures on April 15, 1996. The proceeds are to be used for the purchase of steel mill equipment which shall collateralize the loans.

As of March 28, 1994, the Company entered into a subordinated note agreement (the "Bank of Tokyo Loan") with the Bank of Tokyo, LTD., New York Agency. The Company pays interest semiannually at the six-month Fed Funds Rate plus 1.5%. (7.2% effective March 31, 1996). This note, which matures January 31, 1997, is subordinated to the Company's senior debt and the Company may not make payments if the senior debt is in default until certain conditions are met.

The maturities of long-term borrowings for the fiscal years subsequent to March 31, 1996 are as follows:
     ($ in thousands)


   YEAR     AMOUNT
- ----------  ------
   1997     $ 14,942
   1998       71,650
   1999        4,813
   2000        3,333
   2001      103,333
Thereafter    69,396
            --------
            $267,467
            ========

AMERISTEEL CORPORATION
NOTES TO FINANCIAL STATEMENTS
MARCH 31, 1996

NOTE F -- INCOME TAXES

The provision (benefit) for income taxes are comprised of the following amounts:
     ($ in thousands)


                                  YEAR ENDED          YEAR ENDED          YEAR ENDED
                                   MARCH 31,           MARCH 31,           MARCH 31,
                                     1996                1995               1994
                                   --------            --------           ---------
Currently payable (recoverable):
  Federal                           $ 4,592             $ 3,572            $ (6,156)
  State                                 604                   -                   -
                                    -------             -------            --------
                                      5,196               3,572              (6,156)
                                    -------             -------            --------
Deferred provision (benefit):
  Federal                            (1,301)              4,785              (4,509)
  State                                 101                 997                (620)
                                    -------             -------            --------
                                     (1,200)              5,782              (5,129)
                                    -------             -------            --------
                                    $ 3,996             $ 9,354            $(11,285)
                                    =======             =======            ========

For the year ended March 31, 1994, the benefit for income taxes includes $452,000, for an extraordinary item related to the early extinguishment of debt.

A reconciliation of the difference between the effective income tax rate for each year and the statutory federal income tax rate follows:
     ($ in thousands)


                                           YEAR ENDED             YEAR ENDED          YEAR ENDED
                                            MARCH 31,              MARCH 31,           MARCH 31,
                                              1996                   1995                1994
                                            --------               -------             --------
Tax provision (benefit) at statutory rates  $  2,141               $ 6,949             $(11,151)
State income taxes, net of federal income
  tax effect                                     244                   997                 (819)
Goodwill amortization                          1,611                 1,611                1,381
Other items, net                                   -                  (203)                (244)
                                            --------               -------             --------
                                            $  3,996               $ 9,354             $(10,833)
                                            ========               =======             ========

AMERISTEEL CORPORATION
NOTES TO FINANCIAL STATEMENTS
MARCH 31, 1996

NOTE F -- INCOME TAXES -- Continued

The components of the deferred tax assets and liabilities consisted of the following at March 31:
     ($ in thousands)


                                                             1996                1995
                                                           --------            --------
     ASSETS:
     Allowance for doubtful accounts                       $    390            $    390
     Pension accrual                                          1,739               1,907
     Post retirement benefits accrual                         3,228               3,106
     Worker's compensation accrual                            1,648               1,141
     Employee benefits and related accruals                   2,229               2,361
     Environmental remediation accrual                        4,611               7,449
     Federal loss carryforward                                2,055               2,569
     State loss carryforward                                    596               1,189
     Alternative minimum tax credit carryforward                468               3,164
     Other                                                    1,136                 512
                                                           --------            --------
                                                             18,100              23,788
                                                           --------            --------
     LIABILITIES:
     Property, plant and equipment                          (58,260)            (64,746)
     Assets held for sale                                    (3,240)             (2,707)
     Inventories                                             (2,988)             (3,572)
     Deferred compensation                                   (1,112)             (1,463)
                                                           --------            --------
                                                            (65,600)            (72,488)
                                                           --------            --------

     NET DEFERRED TAX LIABILITY                            $(47,500)           $(48,700)
                                                           ========            ========


The Company has net operating loss carryforwards of approximately $5.9 million and $14.9 million for federal and state income taxes, respectively, expiring through 2009. As a result of a change in tax fiscal year, recognition of federal net operating loss carryforwards are limited to approximately $1.5 million each year. The Company also has alternative minimum tax credit carryforwards of approximately $.5 million which have no expiration.

AMERISTEEL CORPORATION
NOTES TO FINANCIAL STATEMENTS
MARCH 31, 1996

NOTE  G -- BENEFIT PLANS

The Company maintains a defined benefit pension plan covering substantially all employees. The benefits are based on years of service and compensation during the period of employment. Annual contributions are made in conformity with minimum funding requirements and maximum deductible limitations.

The plan's funded status and the amounts recognized in the accompanying statements of financial position are as follows:
      ($ in thousands)

                                                                                 MARCH 31,           MARCH 31,
                                                                                   1996                1995
                                                                                 --------            --------
Actuarial present value of benefit obligations:
  Accumulated benefit obligation including vested
    benefits of $65,617 and $55,930, at March 31,
    1996 and 1995, respectively                                                  $ 69,221            $ 59,292
                                                                                 ========            ========
Projected benefit obligation for service rendered to date                        $(84,950)           $(73,857)
Plan assets at fair value                                                          82,808              69,926
                                                                                 --------            --------
Projected benefit obligation in excess of plan assets                              (2,142)             (3,931)
Unrecognized net (gain) loss                                                       (1,310)                161
Unrecognized prior service cost                                                      (426)               (461)
                                                                                 --------            --------
Net accrued pension cost included in accrued salaries,
  wages and employee benefits                                                    $ (3,878)           $ (4,231)
                                                                                 ========            ========

The weighted average discount rate in determining the actuarial present value of the accumulated benefit obligation were 7.5% and 8.0%, for the years ended March 31, 1996 and March 31, 1995, respectively. The rate of increase in future compensation levels was 4.5% for both years. The expected rate of return on plan assets was 9.5% for the years ended March 31, 1996 and 1995.

Pension cost included in the accompanying statements of operations is comprised of the following:
($ in thousands)


                               YEAR ENDED         YEAR ENDED          YEAR ENDED
                                MARCH 31,          MARCH 31,           MARCH 31,
                                  1996               1995                1994
                                --------           --------            --------
Service cost                    $  2,695           $ 2,574             $ 2,578
Interest cost                      5,756             5,357               5,228
Actual income from plan assets   (14,561)           (6,783)             (3,295)
Net amortization and deferral      8,025               982              (1,887)
                                --------           -------             -------
Net pension cost                $  1,915           $ 2,130             $ 2,624
                                ========           =======             =======

AMERISTEEL CORPORATION
NOTES TO FINANCIAL STATEMENTS
MARCH 31, 1996

NOTE  G--BENEFIT PLANS -- CONTINUED

The Company also has a voluntary savings plan available to substantially all of its employees. Under this plan, the Company contributes amounts based upon a percentage of the savings paid into the plan by employees. Effective January, 1993, the Company matched 50% of the employees' contributions up to 4% of employees' salaries. Costs under this plan were $1.1 million, $1.2 million, and $1.2 million for the years ended March 31, 1996, 1995 and 1994, respectively.

The Company has an unfunded Supplemental Benefits Plan, which is a nonqualified plan that provides certain officers defined pension benefits in excess of limits imposed by federal tax laws. The charges to earnings under the Supplemental Benefits Plan for the years ended March 31, 1996, 1995 and 1994 were $0, $159 thousand and $765 thousand, respectively.

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


($ in thousands)                   MARCH 31,              MARCH 31,
                                     1996                   1995
                                    ------                 ------
Retirees                            $4,176                 $4,371
Fully eligible active participants     238                    235
Other active plan participants       3,178                  3,367
                                    ------                 ------
     Total                           7,592                  7,973
Plan assets at fair value                -                      -
Unrecognized net gain                1,303                    634
                                    ------                 ------
Accrued post retirement benefit
  obligation                        $8,895                 $8,607
                                    ======                 ======

The following table summarizes the net post retirement benefit costs:
     ($ in thousands)

                                   MARCH 31,              MARCH 31,
                                     1996                   1995
                                    ------                 ------
Service cost                        $ 203                  $ 234
Interest Cost                         543                    610
Gain                                  (60)                     -
                                    -----                  -----
Net post retirement benefit cost    $ 686                  $ 844
                                    =====                  =====

AMERISTEEL CORPORATION
NOTES TO FINANCIAL STATEMENTS
MARCH 31, 1996

NOTE  G--BENEFIT PLANS -- Continued

The weighted average discount rate used in determining the accrued post retirement benefit obligation was 7.50%. The gross medical trend rate was assumed to be 10.65% in 1995 and dropping .346% per year to 6.0% in 2008 and beyond for pre-65 retirees that retired before January 1, 1994 and 9.5% decreasing by .5% per year to 5.5% in 2003 and beyond for post 65-retirees that retired before January 1, 1994. For retirees on or after January 1, 1994, the trend rate is the same until the Company's expected costs are double the 1992 costs. At that point, future increases in the medical trend will be paid by the retirees. The health care cost trend rate assumption has a significant effect on the amount of the obligation reported.

The incremental effect of a 1% increase in the medical trend rate would result in an increase of approximately $242,000 and $17,000 to the accrued post retirement benefit obligation and net post retirement benefit cost, respectively, as of and for the year ended March 31, 1996.

NOTE H - COMMON STOCK

In fiscal 1996, the Board of Directors approved a one time stock purchase plan available to essentially all employees. Employees who purchased stock were also eligible for stock options equal to six times the amount of shares purchased. A total of 37,689 shares were sold under the plan at a purchase price of $10.63 per share. The option price is $12.50 per share with a four year vesting period. A total of 226,134 options were granted under the plan, 5,040 were canceled and 221,094 remained outstanding as of March 31, 1996. No options remain available for future grant. On September 29, 1997, one-third of the options become vested, another one-third will become vested on September 29, 1998, and the balance will become vested on September 29, 1999. The final date to exercise the options is September 30, 2005.

During fiscal 1996, the Board of Directors also approved the AmeriSteel Corporation Equity Ownership Plan (the Equity Ownership Plan) which provides for grants of common stock, options to purchase common stock and stock appreciation rights. A total of 12,000 restricted shares and options for 12,000 additional shares were granted under the Equity Ownership Plan during 1996, leaving 414,852 shares available for future grant as of March 31, 1996. As of March 31, 1996, options for 12,000 shares remained outstanding with an exercise price of $12.50, none of which are exercisable as of that date. Subsequent to year-end the Board of Directors granted options for an additional 68,850 shares with an exercise price of $12.50.

NOTE I--INCENTIVE COMPENSATION PLAN

During 1989, the Board of Directors of Holdings approved a short-term incentive plan to reward key employees who are significant to the Company's long-term success. The awards are based on the Company's actual operating results, as compared to targeted results. The plan provides for annual distributions to participants based on that relationship. The plan is amended annually by the Board of Directors to reflect changes in expected operating results, and to adjust target results accordingly. The fiscal 1996 plan was based on actual return on capital employed as compared to target return on capital employed. The prior fiscal years plans were based on operating earnings as compared to target operating earnings. The award was $1.2 million and $1.9 million for fiscal 1996, and 1995, respectively which is included in salaries, wages and employee benefits. No amounts were awarded under the plan for the year ended March 31, 1994.

AMERISTEEL CORPORATION
NOTES TO FINANCIAL STATEMENTS
MARCH 31, 1996

NOTE J--ENVIRONMENTAL MATTERS

Environmental legislation and regulation at both the federal and state level is subject to change, which may change the cost of compliance. Various possible methods of remediation are presently being studied for approval; however, it is expected that the investigation and remediation process will take a number of years. Although the ultimate costs associated with the remediation are not presently known, the Company has estimated the cost to be approximately $15.4 million. Approximately $13.7 million of these costs is recorded in accrued liabilities as of March 31, 1996. The remaining amounts consist of site restoration and environmental exit costs to ready idle facilities for sale, and have been considered in determining whether the carrying amounts of the properties exceed their net realizable values. The Company paid approximately $11 million in remediation costs in fiscal 1996. Of the amount accrued at March 31, 1996, the Company expects to pay approximately $6.0 million in fiscal 1997. The timing of future payments are uncertain due to the various remediation alternatives being considered. The Company's estimate of the remediation costs is based on its review of each site and the nature of such problems. The Company then determines for each site the expected remediation methods, and the estimated cost for each step of remediation. In all such determinations, the Company employs outside consultants, and providers of such remedial services where necessary, to assist in making such determinations.

During the years ended March 31, 1996, March 31, 1995 and March 31, 1994, the Company expensed approximately $2 million, $6 million, and $10 million, respectively, for environmental remediation costs.

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

NOTE K -- COMMITMENTS

Operating Leases
The Company leases certain equipment and real property under noncancelable operating leases. Aggregate future minimum payments under these leases are as follows:

($ in thousands)


YEAR ENDING
 MARCH 31,   AMOUNT
- -----------  ------
   1997      $1,618
   1998       1,284
   1999         902
   2000         572
   2001         488
Thereafter    1,276
             ------
             $6,140
             ======

AMERISTEEL CORPORATION
NOTES TO FINANCIAL STATEMENTS
MARCH 31, 1996

NOTE K -- COMMITMENTS -- Continued

Total rent expense was approximately $4.2 million, $5.0 million, and $4.8 million, for the years ended March 31, 1996, 1995 and 1994, respectively.

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

Interest Rate Swap
The Company maintains an interest rate swap (the "Swap") agreement as a hedge against fluctuations in interest rates on certain debt. The Swap has a notional amount of $20 million and a three-year term expiring February 24, 1997. Under the terms of the Swap the Company has agreed to pay fixed interest at 9% and receive variable interest at the LIBOR Rate (5.21% at March 31, 1996) + 3.0%, computed based on the notional amount. The Company is amortizing the premium paid to acquire the Swap over its term as an adjustment to interest expense.

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

In June 1995, the Company announced the closing of the Tampa rolling mill resulting in a $15.0 million charge. $12.0 million was to reduce fixed assets to realizable value and the balance was primarily benefit costs for affected employees. The Company also wrote off $752 thousand in fiscal 1996, for the remaining cost of the Woodbridge, Virginia lease.

                      AMERISTEEL CORPORATION

              SCHEDULE II--VALUATION AND QUALIFYING ACCOUNTS


           COLUMN A                              COLUMN B        COLUMN C      COLUMN D            COLUMN E
           --------                              --------        --------      --------            --------
                                                  BALANCE        CHARGED TO                         BALANCE
                                                AT BEGINNING      COST AND                          AT END
         CLASSIFICATION                          OF PERIOD        EXPENSE     DEDUCTIONS           OF PERIOD
         --------------                          ----------      ---------    ----------           ---------
Year Ended March 31, 1994:
  Allowance for possible losses
  on accounts and notes receivable               $    1,100      $     714     $    814 (1)        $   1,000
                                                 ==========      =========     ========            =========
Year Ended March 31, 1995:
  Allowance for possible losses
  on accounts and notes receivable               $    1,000      $     559     $   (559)           $   1,000
                                                 ==========      =========     ========            =========
Year Ended March 31, 1996:
  Allowance for possible losses
  on accounts and notes receivable               $    1,000      $     184     $    184            $   1,000
                                                 ==========      =========     ========            =========

(1) Represents accounts considered to be uncollectible and charged off, less recoveries on accounts previously charged off.