Form 10-Q
period 1996-06-30
AMERISTEEL CORP
filed 1996-08-12
CIK 37661

                                   FORM 10-Q
                                   ---------

                       SECURITIES AND EXCHANGE COMMISSION
                                Washington, D.C.
                                     20549

(Mark One)

[x]     QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15 (d) OF THE SECURITIES
EXCHANGE ACT OF 1934

For the quarter ended June 30, 1996

                                       or

[ ]     TRANSITION REPORT PURSUANT TO SECTION 13 OR 15 (d) OF THE SECURITIES
EXCHANGE ACT OF 1934

Commission file number 1-5210

                             AMERISTEEL CORPORATION

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


Yes   X        No
     ---         ---

As of the date of this report, the registrant had 10,092,295 shares $.01 par value common stock outstanding.

                         PART I  FINANCIAL INFORMATION

ITEM I.  FINANCIAL STATEMENTS

AMERISTEEL CORPORATION
CONDENSED STATEMENTS OF FINANCIAL POSITION
($ IN THOUSANDS)


                                                                    JUNE 30,      MARCH 31,
                                                                      1996           1996
                                                                   (UNAUDITED)
                                                                   -----------    -----------
ASSETS
CURRENT ASSETS
   Cash and cash equivalents                                       $     5,801     $    6,193
   Accounts receivable, less allowance for
    estimated losses ($1,078 at June 30, 1996)
    and $1,000 at March 31, 1996)                                       77,066         72,910
   Inventories                                                          97,811        112,753
   Deferred tax assets                                                   6,700          7,200
   Other current assets                                                    785          1,053
                                                                   -----------     ----------
TOTAL CURRENT ASSETS                                                   188,163        200,109

ASSETS HELD FOR SALE                                                    14,411         14,411

PROPERTY, PLANT AND EQUIPMENT
                                                                       298,484        289,688
   Less allowances for depreciation                                     46,123         42,679
                                                                   -----------     ----------
                                                                       252,361        247,009
GOODWILL                                                                88,870         89,903

DEFERRED FINANCING COSTS                                                 3,223          3,457
OTHER ASSETS                                                                 7              7
                                                                   -----------     ----------
TOTAL ASSETS                                                       $   547,035     $  554,896
                                                                   ===========     ==========


see notes to condensed financial statements

AMERISTEEL CORPORATION
CONDENSED STATEMENTS OF FINANCIAL POSITION
($ IN THOUSANDS)




                                                                                          JUNE 30,     MARCH 31,
                                                                                            1996         1996
                                                                                         (UNAUDITED)
                                                                                         -----------   --------
LIABILITIES AND SHAREHOLDERS' EQUITY
CURRENT LIABILITIES
  Trade accounts payable                                                                   $ 44,141     $40,234
  Salaries, wages and employee benefits                                                      13,927      14,336
  Environmental remediation                                                                   4,649       6,079
  Other current liabilities                                                                   5,843       5,057
  Interest payable                                                                            1,930       4,940
  Current maturities of long-term borrowings                                                 10,444      14,942
                                                                                           --------    --------
                     TOTAL CURRENT LIABILITIES                                               80,934      85,588

LONG -TERM BORROWINGS,
(INCLUDING NOTE PAYABLE TO PARENT OF
$50,000 AT MARCH 31, AND JUNE 30, 1996, RESPECTIVELY)
                                                                                            247,648     252,525
OTHER LIABILITIES                                                                            19,826      20,336

DEFERRED INCOME TAXES                                                                        54,700      54,700

SHAREHOLDERS' EQUITY
  Common stock, $.01 par value; 30,000,000 shares authorized at March 31, and June 30, 1996.  10,095,741 and 10,092,295
   shares outstanding at March 31, and June 30, 1996, respectively.                             101         101
  Capital in excess of par                                                                  156,982     157,026
  Accumulated deficit                                                                       (10,428)    (12,380)
  Deferred compensation                                                                      (2,728)     (3,000)
                                                                                           --------   ---------
               TOTAL SHAREHOLDERS' EQUITY                                                   143,927     141,747
                                                                                           --------   ---------
TOTAL LIABILITIES AND SHAREHOLDERS' EQUITY                                                 $547,035   $ 554,896
                                                                                           ========   =========
See notes to condensed financial statements

AMERISTEEL CORPORATION
CONDENSED STATEMENTS OF OPERATIONS
($ IN THOUSANDS EXCEPT PER SHARE DATA)






                                                                              THREE MONTHS ENDED JUNE 30,
                                                                                1996             1995
                                                                             (UNAUDITED)       (UNAUDITED)
                                                                             ----------        -----------
Net Sales                                                                    $169,822            $165,211
Operating Expenses:
  Cost of sales, excluding depreciation                                       148,912             136,914
  Selling and administrative                                                    6,933               7,017
  Depreciation                                                                  3,995               3,634
  Amortization of goodwill                                                      1,033               1,032
  Other operating expenses                                                          -              15,000
                                                                             --------            --------
                                                                              160,873             163,597
                                                                             --------            --------
INCOME FROM OPERATIONS                                                          8,949               1,614

Other Expenses:
  Interest                                                                      4,855               6,304
  Amortization of deferred financing costs                                        234                 980
                                                                             --------            --------
                                                                                5,089               7,284
                                                                             --------            --------
INCOME (LOSS) BEFORE INCOME TAXES                                               3,860              (5,670)

Income tax (benefit)                                                            1,908              (1,809)
                                                                             --------            --------
NET INCOME (LOSS)                                                            $  1,952            $ (3,861)
                                                                             ========            ========
Weighted average shares outstanding
  (in thousands)                                                               10,094              10,016
                                                                             ========            ========
Earnings (loss) per common share                                             $   0.19            $  (0.39)
                                                                             ========            ========
See notes to condensed financial statements

AMERISTEEL CORPORATION
CONDENSED STATEMENTS OF CASH FLOWS
($ IN THOUSANDS)


See notes to condensed financial statements.







                                                                                   THREE MONTHS ENDED JUNE 30,
                                                                                      1996             1995
                                                                                   (UNAUDITED)     (UNAUDITED)
                                                                                   -----------     -----------
OPERATING ACTIVITIES
Net income (loss)                                                                  $ 1,952         $(3,861)
Adjustments to reconcile net income (loss) to net cash
used in operating activities:
  Depreciation                                                                       3,995           3,634
  Amortization                                                                       1,267           2,012
  Provision for uncollectable accounts                                                  90             150
  Deferred compensation                                                                272             225
  Deferred income taxes                                                                500             (49)
  Loss on disposition of property, plant and equipment                                  23          12,719

Changes in operating assets and liabilities:
  Accounts receivable                                                               (4,246)            695
  Inventories                                                                       14,942             626
  Other current assets                                                                 268             258
  Other assets                                                                           -              14
  Trade accounts payable                                                             3,907          (9,546)
  Salaries, wages and employee benefits                                               (409)         (1,738)
  Environmental remediation                                                         (1,430)         (2,323)
  Other current liabilities                                                            786             512
  Interest payable                                                                  (3,010)         (3,322)
  Other liabilities                                                                   (510)            119
                                                                                   -------         -------
NET CASH PROVIDED BY OPERATING ACTIVITIES                                           18,397             125

INVESTING ACTIVITIES
  Additions to property, plant and equipment                                       (13,514)         (8,579)
  Proceeds from sales of property, plant and equipment                                 127             174
  Use of restricted IRB funds                                                        4,017               -
                                                                                   -------         -------
NET CASH USED IN INVESTING ACTIVITIES                                               (9,370)         (8,405)

FINANCING ACTIVITIES
  Proceeds from (payments) short-term and long-term borrowings                      (9,375)          6,800
  Addition to deferred financing costs                                                   -            (600)
  Proceeds from sale of  (purchase) common stock                                       (44)            610
                                                                                   -------         -------
NET CASH (USED IN) PROVIDED BY FINANCING ACTIVITIES                                 (9,419)          6,810
                                                                                   -------         -------
DECREASE IN CASH AND CASH EQUIVALENTS                                                 (392)         (1,470)

Cash and cash equivalents at beginning of period                                     6,193           2,854
                                                                                   -------         -------
CASH AND CASH EQUIVALENTS AT END OF PERIOD                                         $ 5,801         $ 1,384
                                                                                   =======         =======

AMERISTEEL CORPORATION
NOTES TO CONDENSED FINANCIAL STATEMENTS

NOTE  A  BASIS OF PRESENTATION

These financial statements include the accounts of AMERISTEEL CORPORATION (the "Company").

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

It is suggested that these condensed financial statements be read in conjunction with the financial statements and the notes thereto included in the Company's latest annual report on Form 10-K. The results of the three months ended June 30, 1996 are not necessarily indicative of the results to be expected for the fiscal year ending March 31, 1997.

NOTE B  SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

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

Assets Held for Sale: Assets held for sale are carried at the lower of cost or estimated fair value.

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

AMERISTEEL CORPORATION
NOTES TO CONDENSED FINANCIAL STATEMENTS

NOTE C--INVENTORIES

Inventories consist of the following:
  ($ in thousands)

                                                         JUNE 30,   MARCH 31,
                                                          1996        1996
                                                         --------   --------
            Finished goods                                $52,687    $ 73,196
            Work in-process                                14,831      16,291
            Raw materials and operating supplies           30,293      23,266
                                                          -------    --------
                                                          $97,811    $112,753
                                                          =======    ========

NOTE D--BORROWINGS


Long-term borrowings consist of the following:
  ($ in thousands)


                                                          JUNE 30,  MARCH 31,
                                                            1996      1996
                                                          --------  ---------
            Revolving Credit Agreement                    $ 65,660   $ 71,650
            First Mortgage Notes                           100,000    100,000
            Subordinated Intercompany Note                  50,000     50,000
            Industrial Revenue Bonds                        30,875     30,875
            Bank of Tokyo Loan                              10,000     10,000
            Trade Loan Agreement                             1,113      4,498
            Note to Parent                                     444        444
                                                          --------   --------
                                                           258,092    267,467
            Less Current Maturities                         10,444     14,942
                                                          --------   --------
                                                          $247,648   $252,525
                                                          ========   ========





Effective June 9, 1995, the Company entered into a two-year revolving bank agreement (the "Revolving Credit Agreement"), that provides up to $140 million borrowings subject to a "borrowing base" amount. The borrowing base amount will not exceed the sum of 85% of eligible accounts receivable plus 65% of eligible inventory. Letters of credit are subject to an aggregate sublimit of $50 million. The Revolving Credit Agreement contains certain covenants including financial ratios and limitations on indebtedness, liens, investments and disposition of assets and dividends and is collateralized by first priority security interests in substantially all accounts receivable and inventory of the Company. In June 1996 the Revolving Credit Agreement was extended an additional year and will expire June 8, 1998.

Revolving Loans under the Revolving Credit Agreement bear interest at a per annum rate equal to one of several rate options at the discretion of the Company plus an applicable margin determined by tests of performance from time to time. The borrowing rate under the Revolving Credit Agreement, at June 30, 1996 was 6.9%.

AMERISTEEL CORPORATION
NOTES TO CONDENSED FINANCIAL STATEMENTS

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

The First Mortgage Notes contain covenants that include, without limitation, maintenance of sufficient consolidated net worth and limitations on additional indebtedness, transactions with affiliates, dispositions of assets, liens, dividends and distributions. The Company is in compliance with these covenants at June 30, 1996.

The Company has issued to Holdings a $50 million note (the "Subordinated Intercompany Note") which matures December 21, 2002. The Subordinated Intercompany Note bears interest at variable rates. The weighted average interest rate at June 30, 1996 was 7.2%.

The Company also has outstanding borrowings obtained through industrial revenue bonds ("IRBs") issued to construct facilities in Jackson, Tennessee; Charlotte, North Carolina; Jacksonville, Florida; and Plant City, Florida. The interest rates on these bonds range from 50% to 75% of the prime rate. The Company increased its outstanding IRB's by $20.0 million in fiscal 1996 for a solid waste disposal project in Jackson, Tennessee. Approximately $9.7 million of these proceeds had not been spent as of June 30, 1996. These unspent proceeds are legally restricted for use on the solid waste disposal project and accordingly, have been classified as construction in progress in the accompanying statements of financial position. The IRBs mature in fiscal 2004 except for the new IRBs which mature in fiscal 2018. The IRBs are backed by irrevocable letters of credit issued pursuant to the New Revolving Credit Agreement. As of June 30, 1996, the Company had approximately $37.1 million of outstanding letters of credit, primarily for IRBs, insurance-related matters and surety bonds.

The Note to Parent is an unsecured non-interest bearing note with no stated maturity. Accordingly, amounts due are classified as current as of June 30, 1996, in the accompanying statements of financial position.

The Company has borrowed $1.1 million as of June 30, 1996, under the Trade Loan Agreement. The loan bears interest at 7.3% and matures on June 30, 1998. The proceeds are to be used for the purchase of steel mill equipment which shall collateralize the loans.

AMERISTEEL CORPORATION
NOTES TO CONDENSED FINANCIAL STATEMENTS

NOTE E--ENVIRONMENTAL MATTERS

Environmental legislation and regulation at both the federal and state level is subject to change, which may change the cost of compliance. Various possible methods of remediation are presently being studied for approval; however, it is expected that the investigation and remediation process will take a number of years. Although the ultimate costs associated with the remediation are not presently known, the Company has estimated the cost to be approximately $13.3 million. Approximately $11.6 million of these costs is recorded in accrued liabilities as of June 30, 1996. The remaining amounts consist of site restoration and environmental exit costs to ready idle facilities for sale, and have been considered in determining whether the carrying amounts of the properties exceed their net realizable values. The Company's estimate of the remediation costs is based on its review of each site and the nature of such problems. The Company then determines for each site the expected remediation methods, and the estimated cost for each step of remediation. In all such determinations, the Company employs outside consultants, and providers of such remedial services where necessary, to assist in making such determinations.

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

AMERISTEEL CORPORATION
ITEM 2. MANAGEMENTS' DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATION

LIQUIDITY AND CAPITAL RESOURCES

The Revolving Credit agreement effective June 9, 1995, provides up to $140 million borrowings subject to a "borrowing base" amount which substantially improves the Company's liquidity and lowers the effective interest rate. The unused borrowing at June 30, 1996 was $25.2 million.

Net cash provided by operating activities totaled $18.4 million for the quarter ended June 30, 1996 of which approximately 44% was operating results and 56% due to changes in working capital. Inventories were reduced $14.9 million primarily due to lower finished production. The start-up of major capital projects at the Charlotte, North Carolina and Jackson, Tennessee rolling mills adversely effected the production in the June 1996 quarter and will continue into the September 1996 quarter.

The closure of the Tampa rolling mill, effective September 1995, resulted in a $15 million charge for the June 1995 quarter. Of that amount $12 million was a non-cash write down of fixed assets and the balance was for severance pay.

The Company expects to spend an additional $20 million for capital expenditures and approximately $4.5 million for environmental remediation during the balance of fiscal 1997. However, the cash flow generated from operations, available financing and $9.7 million cash balance remaining from IRB proceeds should be sufficient to fund the contemplated expenditures, and maintain adequate available borrowing capacity under the Revolving Credit Agreement. The Company continues to comply with all of the covenants of its loan agreements.

AMERISTEEL CORPORATION
ITEM 2. MANAGEMENTS' DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATION - Continued

RESULTS OF OPERATIONS
- ---------------------

                                                            THREE MONTHS ENDED:
                                                          ----------------------
                                                          JUNE 30,        JUNE 30,
                                                            1996            1995
                                                          --------        -------
             Shipments (Tons)
             -------------------------------
             Stock Rebar                                  134,635         125,344
             Merchant Bar                                 120,784         141,592
             Rods                                          35,398          29,950
                                                          -------         -------
                 Mill Finished Products                   290,817         296,886
             Fabricated Rebar                              84,019          88,984
             Billets                                      108,564          20,654
                                                          -------         -------
             Total Shipments                              483,400         406,524
                                                          =======         =======
             Selling Price ($ Per Ton)
             -------------------------------
             Stock Rebar                                      308             331
             Merchant Bar                                     357             375
             Rods                                             319             359
                                                          -------         -------
                 Mill Finished Products                       329             355
             Fabricated Rebar (plain)                         453             461
             Billets                                          222             242
             Metal Margin Spread ($ Per Ton)
             -------------------------------
             Mill Selling Price                               329             355
             Ferrous Scrap Price                              131             133
                                                          -------         -------
             Metal Margin Spread                              198             222

AMERISTEEL CORPORATION
ITEM 2. MANAGEMENTS' DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATION - Continued

Revenue for the current quarter was up slightly as higher shipments of less profitable semi-finished mill products offset the revenue erosion of lower finished product prices and volumes. Compared to the prior year period, average mill selling prices of finished steel products were down $25 per ton or 7%, and volumes were down about 3%. Also, mill conversion costs were higher in the current quarter due to lower finished steel production as major capital projects were started up at the Charlotte, North Carolina and Jackson, Tennessee rolling mills. The Company's downstream rebar fabrication business continued to benefit from firm demand, attractive contract pricing on backlog volume and relatively low raw material rebar prices.

Cost of Sales: Cost of sales, excluding depreciation was 87.7% of sales for the period ended June 30,1996 as compared to 82.9% for the quarter a year ago. Scrap costs were $131 per ton for the current quarter versus $133 per ton a year ago.

The primary reason for the increase in the cost of goods sold, excluding depreciation, as a % of sales, was the lower selling prices. The average ferrous metal margin, selling prices less scrap, decreased 11%.

Selling and Administrative Expenses: Selling and administrative expenses were 4.1% of net sales in the quarter ended June 30, 1996 versus 4.2% for the quarter ended June 30, 1995.

Depreciation: Depreciation for the quarter ended June 30, 1996 was higher than the quarter ended June 30, 1995 because of the additional capital expenditure projects completed in the last year.

Interest Expense: Interest expense for the first quarter of fiscal 1997 was lower than in the first quarter of fiscal 1996 because of lower average debt and lower interest rates. Capitalized interest in the quarter ended June 30, 1996 was $658 thousand compared with $381 thousand for the quarter ended June 30, 1995.

Income Taxes: The effective federal and state income tax rate for the quarters ended June 30, 1996 and 1995 was 39%, excluding the effect of the amortization of goodwill, which is not deductible for income tax purposes.

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


                                      AMERISTEEL CORPORATION


Date:  August 8, 1996                 /s/  T. G. Creed
                                      ---------------------------------------
                                      T. G. Creed,  President and Chief
                                      Operating Officer



Date:  August 8, 1996                 /s/  T. J. Landa
                                      ---------------------------------------
                                      T. J.. Landa,  Vice President and Chief
                                      Financial Officer