Form 10-Q
period 1996-09-30
AMERISTEEL CORP
filed 1996-11-12
CIK 37661

                                   FORM 10-Q
                                   ---------


                       SECURITIES AND EXCHANGE COMMISSION
                                Washington, D.C.
                                     20549

(Mark One)

[X]      QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15 (d) OF THE SECURITIES
EXCHANGE ACT OF 1934

For the quarter ended September 30, 1996

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

       As of the date of this report, the registrant had 10,086,831 shares $.01 par value common stock outstanding.

                        PART I -- FINANCIAL INFORMATION

ITEM I.  FINANCIAL STATEMENTS

AMERISTEEL CORPORATION
CONDENSED STATEMENTS OF FINANCIAL POSITION
($ IN THOUSANDS)

                                                     SEPTEMBER 30,    MARCH 31,
                                                         1996           1996
                                                      (UNAUDITED)
                                                     -------------    ---------
ASSETS

CURRENT ASSETS
    Cash and cash equivalents                          $      73      $   6,193
    Accounts receivable, less allowance for
     estimated losses ($1,132 at September 30, 1996
     and $1,000 at March 31, 1996)                        71,972         72,910
    Inventories                                           95,995        112,753
    Deferred tax assets                                    6,200          7,200
    Other current assets                                     784          1,053
                                                       ---------      ---------
TOTAL CURRENT ASSETS                                     175,024        200,109

ASSETS HELD FOR SALE                                      14,411         14,411

PROPERTY, PLANT AND EQUIPMENT                            304,883        289,688
    Less allowances for depreciation                     (50,193)       (42,679)
                                                       ---------      ---------
                                                         254,690        247,009

GOODWILL                                                  87,838         89,903

DEFERRED FINANCING COSTS                                   2,990          3,457

OTHER ASSETS                                                   8              7
                                                       ---------      ---------

TOTAL ASSETS                                           $ 534,961      $ 554,896
                                                       =========      =========

See notes to condensed financial statements

AMERISTEEL CORPORATION
CONDENSED STATEMENTS OF FINANCIAL POSITION
($ IN THOUSANDS)

                                                                          SEPTEMBER 30,   MARCH 31,
                                                                              1996          1996
                                                                           (UNAUDITED)
                                                                            ---------     ---------
LIABILITIES AND SHAREHOLDERS' EQUITY

CURRENT LIABILITIES
   Trade accounts payable                                                   $  38,780     $  40,234
   Salaries, wages and employee benefits                                       14,539        14,336
   Environmental remediation                                                    4,244         6,079
   Other current liabilities                                                    4,622         5,057
   Interest payable                                                             4,583         4,940
   Current maturities of long-term borrowings                                   8,440        14,942
                                                                            ---------     ---------
                 TOTAL CURRENT LIABILITIES                                     75,208        85,588

LONG -TERM BORROWINGS,
  (INCLUDING NOTE PAYABLE TO PARENT OF
  $50,000 at September 30, and  March 31, 1996, respectively)                 239,245       252,525

OTHER LIABILITIES                                                              19,316        20,336

DEFERRED INCOME TAXES                                                          55,000        54,700

SHAREHOLDERS' EQUITY
   Common stock, $.01 par value; 30,000,000 shares authorized at September 30, and March 31, 1996, 10,087,362 and 10,095,741
     shares outstanding at September 30, and March 31,1996, respectively          101           101
   Capital in excess of par                                                   156,919       157,026
   Accumulated deficit                                                         (8,334)      (12,380)
   Deferred compensation                                                       (2,494)       (3,000)
                                                                            ---------     ---------
                TOTAL SHAREHOLDERS' EQUITY                                    146,192       141,747
                                                                            ---------     ---------

TOTAL LIABILITIES AND SHAREHOLDERS' EQUITY                                  $ 534,961     $ 554,896
                                                                            =========     =========

See notes to condensed financial statements

AMERISTEEL CORPORATION
CONDENSED STATEMENTS OF OPERATIONS
($ IN THOUSANDS EXCEPT PER SHARE DATA)


                                                   SIX MONTHS ENDED           THREE MONTHS ENDED
                                             SEPTEMBER 30, SEPTEMBER 30, SEPTEMBER 30,  SEPTEMBER 30,
                                                 1996          1995          1996           1995
                                              (UNAUDITED)   (UNAUDITED)   (UNAUDITED)    (UNAUDITED)
                                             ------------- ------------- -------------  -------------
Net Sales                                      $ 327,908     $ 326,229     $ 158,086      $ 161,018

Operating Expenses:
  Cost of sales, excluding depreciation          285,173       273,268       136,261        136,354
  Selling and administrative                      14,261        14,130         7,328          7,113
  Depreciation                                     8,091         7,286         4,096          3,652
  Amortization of goodwill                         2,065         2,065         1,032          1,033
  Other operating expenses                             0        15,000             0              0
                                               ---------     ---------     ---------      ---------
                                                 309,590       311,749       148,717        148,152
                                               ---------     ---------     ---------      ---------
INCOME FROM OPERATIONS                            18,318        14,480         9,369         12,866

Other Expenses:
  Interest                                         9,898        12,014         5,043          5,710
  Amortization of deferred financing costs           467         1,209           233            229
                                               ---------     ---------     ---------      ---------
                                                  10,365        13,223         5,276          5,939
                                               ---------     ---------     ---------      ---------
INCOME BEFORE INCOME TAXES                         7,953         1,257         4,093          6,927

Income tax                                         3,907         1,296         1,999          3,105
                                               ---------     ---------     ---------      ---------

NET INCOME (LOSS)                              $   4,046     $     (39)    $   2,094      $   3,822
                                               =========     =========     =========      =========

Weighted average shares outstanding
  (in thousands)                                  10,093        10,030        10,093         10,049

Earnings (loss) per common share               $    0.40     $   (0.00)    $    0.21      $    0.38
                                               =========     =========     =========      =========

See notes to condensed financial statements

AMERISTEEL CORPORATION
CONDENSED STATEMENTS OF CASH FLOWS
($ IN THOUSANDS)

                                                                          SIX MONTHS ENDED
                                                                  SEPTEMBER 30,       SEPTEMBER 30,
                                                                      1996                1995
                                                                   (UNAUDITED)         (UNAUDITED)
                                                                  -------------       -------------
OPERATING ACTIVITIES
Net income (loss)                                                    $  4,046            $    (39)
Adjustments to reconcile net income (loss) to net cash
 used in operating activities:
  Depreciation                                                          8,091               7,286
  Amortization                                                          2,532               3,274
  Provision for uncollectable accounts                                    177                 200
  Deferred compensation                                                   506                 450
  Deferred income taxes                                                 1,300                 (86)
  (Gain) loss on disposition of property, plant and equipment            (191)             13,397

Changes in operating assets and liabilities:
  Accounts receivable                                                     761               3,397
  Inventories                                                          16,758               7,810
  Other current assets                                                    269                (242)
  Other assets                                                              1                  19
  Trade accounts payable                                               (1,454)            (14,096)
  Salaries, wages and employee benefits                                   203              (1,280)
  Environmental remediation                                            (1,835)             (2,550)
  Other current liabilities                                              (435)              1,449
  Interest payable                                                       (357)                (86)
  Other liabilities                                                    (1,020)                239
                                                                     --------            --------

NET CASH PROVIDED BY OPERATING ACTIVITIES                            $ 29,352            $ 19,142

INVESTING ACTIVITIES
  Additions to property, plant and equipment                          (24,211)            (12,966)
  Proceeds from sales of property, plant and equipment                    519                 712
  Use of restricted IRB funds                                           8,109                   0
                                                                     --------            --------
NET CASH USED IN INVESTING ACTIVITIES                                 (15,583)            (12,254)

FINANCING ACTIVITIES
  Proceeds from (payments of) short-term and long-term borrowings     (19,782)             (8,471)
  Addition to deferred financing costs                                      0                (667)
  Proceeds from sale (purchase) of common stock                          (107)                989
                                                                     --------            --------
NET CASH (USED IN) FINANCING ACTIVITIES                               (19,889)             (8,149)
                                                                     --------            --------
DECREASE IN CASH AND CASH EQUIVALENTS                                  (6,120)             (1,261)

Cash and cash equivalents at beginning of period                        6,193               2,854
                                                                     --------            --------

CASH AND CASH EQUIVALENTS AT END OF PERIOD                           $     73            $  1,593
                                                                     --------            --------


See notes to condensed financial statements.

AMERISTEEL CORPORATION
NOTES TO CONDENSED FINANCIAL STATEMENTS

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

It is suggested that these condensed financial statements be read in conjunction with the financial statements and the notes thereto included in the Company's latest annual report on Form 10-K. The results of the six months ended September 30, 1996 are not necessarily indicative of the results to be expected for the fiscal year ending March 31, 1997.

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

AMERISTEEL CORPORATION
NOTES TO CONDENSED FINANCIAL STATEMENTS

NOTE C -- INVENTORIES

Inventories consist of the following:
  ($ in thousands)

                                                SEPTEMBER 30,        MARCH 31,
                                                    1996               1996
                                                 (UNAUDITED)
                                                -------------        ---------
    Finished goods                                $ 54,754           $  73,196
    Work in-process                                  8,439              16,291
    Raw materials and operating supplies            32,802              23,266
                                                  --------           ---------
                                                  $ 95,995           $ 112,753
                                                  ========           =========


NOTE D--BORROWINGS

Long-term borrowings consist of the following:
    ($ in thousands)

                                            SEPTEMBER 30,          MARCH 31,
                                                1996                 1996
                                            -------------          ---------
    Revolving Credit Agreement                $  53,430            $  71,650
    First Mortgage Notes                        100,000              100,000
    Subordinated Intercompany Note               50,000               50,000
    Industrial Revenue Bonds                     30,875               30,875
    Bank of Tokyo Loan                            8,000               10,000
    Trade Loan Agreement                          4,940                4,498
    Note to Parent                                  440                  444
                                              ---------            ---------
                                                247,685              267,467
    Less Current Maturities                       8,440               14,942
                                              ---------            ---------
                                              $ 239,245            $ 252,525
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

Borrowings under the Revolving Credit Agreement bear interest at a per annum rate equal to one of several rate options at the discretion of the Company plus an applicable margin determined by tests of performance from time to time. The average borrowing rate under the Revolving Credit Agreement, at September 30, 1996 was 7.1%.

AMERISTEEL CORPORATION
NOTES TO CONDENSED FINANCIAL STATEMENTS

NOTE D -- BORROWINGS - Continued

The First Mortgage Notes are collateralized senior obligations of the Company limited in aggregate principal amount to $100 million and will mature on December 15, 2000. Interest on the First Mortgage Notes accrues at the rate of 11.5% per annum and is payable semiannually on each June 15 and December 15. The Company has assigned and pledged a security interest in substantially all the real and personal property of the four steel mills.

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

The First Mortgage Notes contain covenants that include, without limitation, maintenance of sufficient consolidated net worth and limitations on additional indebtedness, transactions with affiliates, dispositions of assets, liens, dividends and distributions. The Company is in compliance with these covenants at September 30, 1996.

The Company has issued to Holdings a $50 million note (the "Subordinated Intercompany Note") which matures December 21, 2002. The Subordinated Intercompany Note bears interest at variable rates. The weighted average interest rate at September 30, 1996 was 7.2%.

The Company also has outstanding borrowings obtained through industrial revenue bonds ("IRBs") issued to construct facilities in Jackson, Tennessee; Charlotte, North Carolina; Jacksonville, Florida; and Plant City, Florida. The interest rates on these bonds range from 50% to 75% of the prime rate. The Company increased its outstanding IRB's by $20.0 million in fiscal 1996 for a solid waste disposal project in Jackson, Tennessee. Approximately $5.5 million of these proceeds had not been spent as of September 30, 1996. These unspent proceeds are legally restricted for use on the solid waste disposal project and accordingly, have been classified as construction in progress in the accompanying statements of financial position. The IRBs mature in fiscal 2004 except for the new IRBs which mature in fiscal 2018. The IRBs are backed by irrevocable letters of credit issued pursuant to the Revolving Credit Agreement. As of September 30, 1996, the Company had approximately $37.1 million of outstanding letters of credit, primarily for IRBs, insurance-related matters and surety bonds.

The Note to Parent is an unsecured non-interest bearing note with no stated maturity. Accordingly, amounts due are classified as current as of September 30, 1996, in the accompanying statements of financial position.

The Company has borrowed $4.9 million as of September 30, 1996, under the Trade Loan Agreement. The loan bears interest at 7.3% and matures on June 30, 1998. The proceeds are to be used for the purchase of steel mill equipment which shall collateralize the loans.

AMERISTEEL CORPORATION
NOTES TO CONDENSED FINANCIAL STATEMENTS

NOTE E -- ENVIRONMENTAL MATTERS

Environmental legislation and regulation at both the federal and state level is subject to change, which may change the cost of compliance. Various possible methods of remediation are presently being studied for approval; however, it is expected that the investigation and remediation process will take a number of years. Although the ultimate costs associated with the remediation are not presently known, the Company has estimated the cost to be approximately $12.3 million. Approximately $10.6 million of these costs is recorded in accrued liabilities as of September 30, 1996. The remaining amounts consist of site restoration and environmental exit costs to ready idle facilities for sale, and have been considered in determining whether the carrying amounts of the properties exceed their net realizable values. The Company's estimate of the remediation costs is based on its review of each site and the nature of such problems. The Company then determines for each site the expected remediation methods, and the estimated cost for each step of remediation. In all such determinations, the Company employs outside consultants, and providers of such remedial services where necessary, to assist in making such determinations.

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

NOTE F -- OTHER ITEMS

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

AMERISTEEL CORPORATION
ITEM 2. MANAGEMENTS' DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATION

LIQUIDITY AND CAPITAL RESOURCES

The Revolving Credit Agreement effective June 9, 1995, provides up to $140 million borrowings subject to a "borrowing base" amount which substantially provides the Company's liquidity. The unused borrowing at September 30, 1996 was $27.8 million.

Net cash provided by operating activities totaled $11.0 million for the quarter ended September 30, 1996 of which approximately 76% was from operating results and 24% due to changes in working capital. For the six months ended September 30, 1996 net cash provided by operating activities totaled $19.4 million of which approximately 56% was from operating results and 44% due to changes in working capital. Inventories were reduced $1.8 million in the quarter while they have been reduced $16.8 million for the six months ended September 30, 1996, both due to lower finished production as a result of capital project startups at the Charlotte, North Carolina and Jackson, Tennessee mills.

The closure of the Tampa rolling mill, effective September 1995, resulted in a $15 million charge for the June 1995 quarter. Of that amount $12 million was a non-cash write down of fixed assets and the balance was for severance pay.

The Company expects to spend an additional $9 million for capital expenditures and approximately $3 million for environmental remediation during the balance of fiscal 1997. Cash flow generated from operations, available financing and $5.5 million cash balance remaining from IRB proceeds is expected to be sufficient to fund the contemplated expenditures, and maintain adequate liquidity. The Company continues to comply with all of the covenants of its loan agreements.

AMERISTEEL CORPORATION
ITEM 2. MANAGEMENTS' DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATION - Continued

RESULTS OF OPERATIONS

                                         SIX MONTHS ENDED                THREE MONTHS ENDED
                                 SEPTEMBER 30,    SEPTEMBER 30,      SEPTEMBER 30,    SEPTEMBER 30,
                                     1996             1995               1996             1995
                                  (UNAUDITED)      (UNAUDITED)        (UNAUDITED)      (UNAUDITED)
                                 -------------    -------------      -------------    -------------
Shipments (Tons)
----------------
Stock Rebar                          242,213          248,009            107,578          122,661
Merchant Bar                         253,455          280,001            132,671          138,409
Rods                                  61,785           64,062             26,387           34,112
                                   ---------        ---------          ---------        ---------
    Mill Finished Products           557,453          592,072            266,636          295,182

Fabricated Rebar                     170,215          170,653             86,196           81,669
Billets                              187,705           69,842             79,141           49,188
                                   ---------        ---------          ---------        ---------
Total Shipments                      915,373          832,567            431,973          426,039
                                   =========        =========          =========        =========

Selling Price ($ Per Ton)
-------------------------
Stock Rebar                        $     313        $     322          $     319        $     314
Merchant Bar                             354              371                350              367
Rods                                     322              351                326              345
                                   ---------        ---------          ---------        ---------
    Mill Finished Products               332              349                334              343
Fabricated Rebar (plain)                 453              461                452              462
Billets                                  225              234                230              230

Metal Margin Spread ($ Per Ton)
-------------------------------
Mill Selling Price                 $     332        $     349          $     334        $     343
Ferrous Scrap Price                      132              131                134              130
                                   ---------        ---------          ---------        ---------
Metal Margin Spread                $     200        $     218          $     200        $     213
                                   ---------        ---------          ---------        ---------

AMERISTEEL CORPORATION
ITEM 2. MANAGEMENTS' DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATION - Continued

Revenues: Revenue for the current quarter was down slightly as higher sales volumes were more than offset by lower prices and a product mix more heavily weighted by lower priced semi-finished steel products. During the current quarter production and shipments of finished products at the Charlotte mill was limited by the start-up of a major capital improvement project in the rolling mill. Compared to the prior year quarter, average mill selling prices were down from $343 per ton to $334. Year to date, average mill selling prices of finished products were down from $349 per ton to $332.

Cost of Sales: Ferrous scrap costs increased from $130 to $134 per ton for the quarter ended September 30, 1995 while the six month average scrap cost remained about even from last year. Manufacturing costs during the recent quarter were down slightly with increases in the Charlotte, North Carolina mill due to project startup offset by efficiencies gained in the other mills. For the six months ended September 30, 1996, cost of sales excluding depreciation were up from last year in the first quarter due to the project startup at the Charlotte, North Carolina mill and major maintenance at the Jackson, Tennessee mill.

Selling and Administrative Expenses: Selling and administrative expenses for the six months ended September 30, 1996, were $131 thousand higher than the same period last year and $215 thousand higher for the quarter, due to outside services. Year to date, selling and administrative expenses were 4.3% of net sales, unchanged from the same period last year.

Depreciation: Depreciation for the quarter ended September 30, 1996 was higher than the same periods last year as a result of capital expenditures incurred to upgrade mill facilities, primarily in Charlotte, North Carolina.

Interest Expense: Interest expense for the quarter and year to date has declined by 11.7% and 17.6%, respectively, from the same periods last year due to lower average debt outstanding and lower effective interest rates. Capitalized interest in the quarter ended September 30, 1996 was $400 thousand ($1,058 thousand year to date) versus $505 thousand for the same quarter last year (and versus $886 thousand for the same six month period last year.)

Income Taxes: The effective federal and state income tax rate for the quarters ended Septemebr 30, 1996 and 1995 was 39%, excluding the effect of the amortization of goodwill, which is not deductible for income tax purposes.

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


                                        AMERISTEEL CORPORATION


Date: November 12, 1996                  /s/  P. E. Casey
                                        ----------------------------------------
                                        P. E. Casey, Chairman of the Board and
                                        Chief Executive Officer



Date: November 12, 1996                  /s/  T. J. Landa
                                        ----------------------------------------
                                        T. J. Landa,  Vice President and
                                        Chief Financial Officer