Form 10-Q
period 1996-12-31
AMERISTEEL CORP
filed 1997-02-12
CIK 37661

                       SECURITIES AND EXCHANGE COMMISSION
                                Washington, D.C.
                                      20549

                                    FORM 10-Q


              |X| QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15 (d)
                     OF THE SECURITIES EXCHANGE ACT OF 1934

                     FOR THE QUARTER ENDED DECEMBER 31, 1996

                                       OR

               TRANSITION REPORT PURSUANT TO SECTION 13 OR 15 (d)
                     OF THE SECURITIES EXCHANGE ACT OF 1934

                                 Commission File
                                   No. 1-5210

                             AMERISTEEL CORPORATION

                                 Incorporated in
                                STATE OF FLORIDA

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

       As of the date of this report, the registrant had 10,356,486 shares $.01 par value common stock outstanding.

                         PART I -- FINANCIAL INFORMATION

ITEM I.  FINANCIAL STATEMENTS

AMERISTEEL CORPORATION
CONDENSED STATEMENTS OF FINANCIAL POSITION
($ IN THOUSANDS)

                                                                      DECEMBER 31,                   MARCH 31,
                                                                          1996                         1996
                                                                       (Unaudited)
                                                                      --------------                ------------
ASSETS

CURRENT ASSETS
      Cash and cash equivalents                                       $          200                 $      6,193
      Accounts receivable                                                     59,565                       72,910
      Inventories                                                             97,897                      112,753
      Deferred tax assets                                                      5,700                        7,200
      Other current assets                                                       809                        1,053
                                                                      --------------                 ------------
TOTAL CURRENT ASSETS                                                         164,171                      200,109

ASSETS HELD FOR SALE                                                          14,865                       14,411

PROPERTY, PLANT AND EQUIPMENT                                                308,831                      289,688
      Less allowances for depreciation                                       (54,381)                     (42,679)
                                                                      --------------                 ------------
                                                                             254,450                      247,009

GOODWILL                                                                      86,805                       89,903

DEFERRED FINANCING COSTS                                                       2,756                        3,457

OTHER ASSETS                                                                       7                            7
                                                                       -------------                 ------------

TOTAL ASSETS                                                           $     523,054                 $    554,896
                                                                       =============                 ============

see notes to condensed financial statements

AMERISTEEL CORPORATION
CONDENSED STATEMENTS OF FINANCIAL POSITION
($ IN THOUSANDS)

                                                                                    December 31,          March 31,
                                                                                       1996                 1996
                                                                                    (Unaudited)
                                                                                 ------------------    ---------------

LIABILITIES AND SHAREHOLDERS' EQUITY

CURRENT LIABILITIES
      Trade accounts payable                                                       $        37,116      $      40,234
      Salaries, wages and employee benefits                                                 15,106             14,336
      Environmental remediation                                                              4,316              6,079
      Other current liabilities                                                              3,899              5,057
      Interest payable                                                                       1,772              4,940
      Current maturities of long-term borrowings                                             5,438             14,942
                                                                                   ---------------      -------------
                          TOTAL CURRENT LIABILITIES                                         67,647             85,588

LONG-TERM BORROWINGS                                                                       234,374            252,525

OTHER LIABILITIES                                                                           18,324             20,336

DEFERRED INCOME TAXES                                                                       55,000             54,700

SHAREHOLDERS' EQUITY
      Common stock, $.01 par value; 30,000,000 shares authorized at December 31, and March 31, 1996, 10,079,751 and 10,095,741
      shares outstanding at December 31, and March 31,1996, respectively.                      101                101
      Capital in excess of par                                                             156,824            157,026
      Accumulated deficit                                                                   (6,957)           (12,380)
      Deferred compensation                                                                 (2,259)            (3,000)
                                                                                   ---------------      -------------
                          TOTAL SHAREHOLDERS' EQUITY                                       147,709            141,747
                                                                                   ---------------      -------------

TOTAL LIABILITIES AND SHAREHOLDERS' EQUITY                                         $       523,054      $     554,896
                                                                                   ===============      =============



See notes to condensed financial statements

AMERISTEEL CORPORATION
CONDENSED STATEMENTS OF OPERATIONS
($ IN THOUSANDS)

                                                                 Nine Months Ended                       Three Months Ended
                                                       December 31,          December 31,       December 31,         December 31,
                                                           1996                  1995               1996                 1995
                                                       (Unaudited)           (Unaudited)         (Unaudited)          (Unaudited)
                                                       ------------          ------------       ------------       ----------------
Net Sales                                              $    467,856         $    474,127        $    139,948       $    147,898

Operating Expenses:
      Cost of sales, excluding depreciation                 404,777              399,886             119,602            126,618
      Selling and administrative                             21,441               22,050               7,184              7,920
      Depreciation                                           12,284               10,804               4,193              3,518
      Amortization of goodwill                                3,098                3,097               1,032              1,032
      Other operating expenses                                    -               15,000                   -                  -
                                                       ------------         ------------        ------------       ------------
                                                            441,600              450,837             132,011            139,088
                                                       ------------         ------------        ------------       ------------
INCOME FROM OPERATIONS                                       26,256               23,290               7,937              8,810

Other Expenses:
      Interest                                               14,684               17,281               4,786              5,267
      Amortization of deferred financing costs                  701                1,437                 233                228
                                                       ------------         ------------        ------------       ------------
                                                             15,385               18,718               5,019              5,495
                                                       ------------         ------------        ------------       ------------
INCOME BEFORE INCOME TAXES                                   10,871                4,572               2,918              3,315

Income tax                                                    5,448                2,991               1,541              1,695
                                                       ------------         ------------        ------------       ------------

NET INCOME                                             $      5,423         $      1,581        $      1,377       $      1,620
                                                       ============         ============        ============       ============

Weighted average shares outstanding
      (in thousands)                                         10,089               10,048              10,083             10,085

Earnings per common share                              $       0.54         $       0.16        $       0.14       $       0.16
                                                       ============         ============        ============       ============

See notes to condensed financial statements

AMERISTEEL CORPORATION
CONDENSED STATEMENTS OF CASH FLOWS
($ IN THOUSANDS)

                                                                                     Nine Months Ended
                                                                              December 31,          December 31,
                                                                                  1996                  1995
                                                                              (Unaudited)           (Unaudited)
                                                                            ---------------       --------------
OPERATING ACTIVITIES
Net income                                                                  $       5,423         $       1,581
Adjustments to reconcile net income to net cash
 provided by operating activities:
    Depreciation                                                                   12,284                10,804
    Amortization                                                                    3,799                 4,534
    Deferred compensation                                                             741                   675
    Deferred income taxes                                                           1,800                   542
    (Gain) loss on disposition of property, plant and equipment                      (210)               13,557

Changes in operating assets and liabilities:
    Accounts receivable                                                            13,345                18,150
    Inventories                                                                    14,856                 7,520
    Other current assets                                                              244                   (47)
    Other assets                                                                     (454)                   18
    Trade accounts payable                                                         (3,118)               (9,152)
    Salaries, wages and employee benefits                                             770                  (720)
    Environmental remediation                                                      (1,763)               (3,952)
    Other current liabilities                                                      (1,158)               (1,024)
    Interest payable                                                               (3,168)               (3,162)
    Other liabilities                                                              (2,012)               (1,822)
                                                                            -------------         -------------

NET CASH PROVIDED BY OPERATING ACTIVITIES                                          41,379                37,502

INVESTING ACTIVITIES
    Additions to property, plant and equipment                                    (31,252)              (22,551)
    Proceeds from sales of property, plant and equipment                              614                 1,540
    Use of restricted IRB funds                                                    11,123                     -
                                                                            -------------         -------------
NET CASH USED IN INVESTING ACTIVITIES                                             (19,515)              (21,011)

FINANCING ACTIVITIES
    Payments of short-term and long-term borrowings                               (27,655)               (2,028)
    Addition to deferred financing costs                                                -                  (667)
    Proceeds from sale (purchase) of common stock                                    (202)                  989
                                                                            --------------        -------------
NET CASH (USED IN) FINANCING ACTIVITIES                                           (27,857)               (1,706)
                                                                            -------------         -------------
INCR(DECR) IN CASH AND CASH EQUIVALENTS                                            (5,993)               14,785

Cash and cash equivalents at beginning of period                                    6,193                 2,854
                                                                            -------------         -------------

CASH AND CASH EQUIVALENTS AT END OF PERIOD                                  $         200         $      17,639
                                                                            =============         =============





See notes to condensed financial statements.

AMERISTEEL CORPORATION
NOTES TO CONDENSED FINANCIAL STATEMENTS

NOTE  A--BASIS OF PRESENTATION

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

It is suggested that these condensed financial statements be read in conjunction with the financial statements and the notes thereto included in the Company's latest annual report on Form 10-K. The results of the nine months ended December 31, 1996 are not necessarily indicative of the results to be expected for the fiscal year ending March 31, 1997.

NOTE B--INVENTORIES

Inventories consist of the following:
     ($ in thousands)


                                                              DECEMBER 31,                MARCH 31,
                                                                  1996                       1996
                                                               (UNAUDITED)
                                                            ------------------           ------------

       Finished goods                                         $     55,894               $     73,196
       Work in-process                                              11,430                     16,291
       Raw materials and operating supplies                         30,573                     23,266
                                                              ------------               ------------
                                                              $     97,897               $    112,753
                                                              ============               ============




NOTE C--BORROWINGS

Long-term borrowings consist of the following:
    ($ in thousands)


                                                              DECEMBER 31,                   MARCH 31,
                                                                 1996                          1996
                                                              ------------                 -----------
       Revolving Credit Agreement                             $     48,240                $    71,650
       First Mortgage Notes                                        100,000                    100,000
       Subordinated Intercompany Note                               50,000                     50,000
       Industrial Revenue Bonds                                     30,875                     30,875
       Bank of Tokyo Loan                                            5,000                     10,000
       Trade Loan Agreement                                          5,259                      4,498
       Note to Parent                                                  438                        444
                                                              ------------                -----------
                                                                   239,812                    267,467
       Less Current Maturities                                       5,438                     14,942
                                                              ------------                -----------
                                                              $    234,374                $   252,525
                                                              ============                ===========


AMERISTEEL CORPORATION
NOTES TO CONDENSED FINANCIAL STATEMENTS

NOTE D--ENVIRONMENTAL MATTERS

Environmental legislation and regulation at both the federal and state level is subject to change, which may change the cost of compliance. Various possible methods of remediation are presently being studied for approval; however, it is expected that the investigation and remediation process will take a number of years. Although the ultimate costs associated with the remediation are not presently known, the Company has estimated the cost to be approximately $12.3 million. Approximately $10.1 million of these costs is recorded in accrued liabilities as of December 31, 1996. The remaining amounts consist of site restoration and environmental exit costs to ready idle facilities for sale, and have been considered in determining whether the carrying amounts of the properties exceed their net realizable values. The Company's estimate of the remediation costs is based on its review of each site and the nature of such problems. The Company then determines for each site the expected remediation methods, and the estimated cost for each step of remediation. In all such determinations, the Company employs outside consultants, and providers of such remediation services where necessary, to assist in making such determinations.

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

NOTE E--OTHER ITEMS

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

AMERISTEEL CORPORATION
ITEM 2. MANAGEMENTS' DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATION

LIQUIDITY AND CAPITAL RESOURCES

The Revolving Credit Agreement effective June 9, 1995, provides up to $140 million borrowings subject to a "borrowing base" amount which substantially provides the Company's liquidity. The unused borrowing at December 31, 1996 was $18.7 million.

Net cash provided by operating activities totaled $41.4 million for the nine months ended December 31, 1996. Inventories were reduced $14.9 million for the nine months ended December 31, 1996, due to lower finished goods production as a result of capital project startups at the Charlotte, North Carolina and Jackson, Tennessee mills.

The closure of the Tampa rolling mill, effective September 1995, resulted in a $15 million charge for the June 1995 quarter. Of that amount $12 million was a non-cash write down of fixed assets and the balance was for severance pay.

The Company expects to spend an additional $4 million for capital expenditures during the balance of fiscal 1997. Cash flow generated from operations, available financing and $2.6 million cash balance remaining from IRB proceeds is expected to be sufficient to fund the contemplated expenditures, and maintain adequate liquidity.

The Company continues to comply with all of the covenants of its loan agreements.

AMERISTEEL CORPORATION
ITEM 2. MANAGEMENTS' DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATION - Continued


RESULTS OF OPERATIONS


                                                        NINE MONTHS ENDED                      THREE MONTHS ENDED
                                                 DECEMBER 31,       DECEMBER 31,         DECEMBER 31,       DECEMBER 31,
                                                     1996               1995                 1996               1995
                                                 (UNAUDITED)        (UNAUDITED)          (UNAUDITED)        (UNAUDITED)
                                                 -----------        ------------         ------------       ------------
     Shipments (Tons)
     Stock Rebar                                     346,420            364,776              104,207              116,767
     Merchant Bar                                    376,287            410,616              122,832              130,615
     Rods                                             81,176             94,175               19,391               30,113
                                                ------------      -------------         ------------        -------------
             Mill Finished Products                  803,883            869,567              246,430              277,495

     Fabricated Rebar                                252,084            243,079               81,869               72,426
     Billets                                         234,747            132,537               47,042               62,695
                                                ------------      -------------         ------------       --------------
     Total Shipments                               1,290,714          1,245,183              375,341              412,616
                                                ============      =============         ============       ==============

     Selling Price ($ Per Ton)
     Stock Rebar                                $        314      $         316         $        318       $          301
     Merchant Bar                                        353                367                  350                  358
     Rods                                                322                345                  322                  331
                                                ------------      -------------         ------------       --------------
             Mill Finished Products                      332                343                  334                  331
     Fabricated Rebar (plain)                            452                462                  451                  462
     Billets                                             226                232                  232                  231

     Metal Margin Spread ($ Per Ton)
     Mill Selling Price                         $        332       $        343         $        334       $          331
     Ferrous Scrap Price                                 131                130                  129                  128
                                                ------------       ------------         ------------       --------------
     Metal Margin Spread                        $        201       $        213         $        205       $          203
                                                ------------       ------------         ------------       --------------


AMERISTEEL CORPORATION
ITEM 2. MANAGEMENTS' DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATION - Continued

Revenues: Revenue for the current quarter was down 5.4% primarily due to lower sales volumes. Year to date revenue is down 1.3% due to both lower prices and volumes on finished goods and a product mix more heavily weighted by lower priced semi-finished steel products. During the current quarter and year to date, production and shipments of finished products at the Charlotte, North Carolina mill was limited by the start-up of a major capital improvement project in the rolling mill. Compared to the prior year quarter, average mill selling prices rebounded modestly from $331 per ton to $334. Year to date, average mill selling prices of finished products were down from $343 per ton to $332.

Cost of Sales: Ferrous scrap costs have averaged about $1 more per ton from last year's third quarter and year to date levels. For the nine months ended December 31, 1996, cost of sales excluding depreciation increased from 84.3% of sales to 86.5% from last year due to the project startups at the Charlotte mill and major renovations at the Jackson, Tennessee mill.

Depreciation: Depreciation for both the quarter ended and nine months ended December 31, 1996 was higher than the same periods last year as a result of capital expenditures incurred to upgrade mill facilities, primarily at the Charlotte and Jackson mills.

Interest Expense: Interest expense for the quarter and year to date has declined by 9.1% and 15.0%, respectively, from the same periods last year due to lower average debt outstanding and lower effective interest rates. Capitalized interest in the quarter ended December 31, 1996 was $579 thousand ($1,637 thousand year to date) versus $805 thousand for the same quarter last year (and versus $1,323 thousand for the same nine month period last year.)

                          PART II -- OTHER INFORMATION

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

                                      AMERISTEEL CORPORATION


Date: February 10, 1997               /s/  Phillip E. Casey
                                     -----------------------------------------
                                     Phillip E. Casey, Chairman of the Board
                                     and Chief Executive Officer


Date: February 10, 1997              /s/  Tom J. Landa
                                     -----------------------------------------
                                     Tom J. Landa,  Vice President and
                                     Chief Financial Officer