Form 10-K405
period 1997-03-31
AMERISTEEL CORP
filed 1997-06-24
CIK 37661

                     SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549

                                  FORM 10-K

              ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF
                     THE SECURITIES EXCHANGE ACT OF 1934
                  For the Fiscal Year Ended March 31, 1997
                      Commission File Number -- 1-5210

                             AMERISTEEL CORPORATION

Florida                                                           59-0792436
(State of Incorporation)                                          (I.R.S. EIN)

                            5100 W. Lemon Street
                            Tampa, Florida 33609

                              Mailing Address:
                                P.O. Box 31328
                          Tampa, Florida 33631-3328
                         Telephone No. (813)286-8383

      Securities registered pursuant to Section 12(b) of the Act: None

Securities registered pursuant to Section 12(g) of the Act: Common Stock, par value $0.01 per share

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months, and (2) has been subject to such filing requirements for the past 90 days.
                                    Yes X  No
                                       ---   ---

Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K. [x]

State the aggregate market value of the voting stock held by non-affiliates of the registrant: $581,850.

Indicate the number of shares outstanding of each of the registrant's classes of common equity, as of the latest practicable date:

 Common Stock, par value $.01 per share -- 10,075,304 shares as of June 9, 1997.

Documents incorporated by reference: Parts of Information Statement to be submitted to shareholders prior to July 29, 1997.

                                   PART I

ITEM 1.  BUSINESS

AmeriSteel Corporation ("the Company"), formerly known as Florida Steel Corporation, operates four union-free minimills located in the southeastern United States that produce steel concrete reinforcing bar ("rebar"), merchant bars, and rods, all of which are produced from 100% recycled ferrous scrap. The Company also operates the largest rebar fabricating group in the United States with 13 plants located in the Southeast. Rebar is used primarily for strengthening concrete in highway and building construction and other construction applications. Merchant bars and light structural shapes ("merchant bars"), which include rounds, squares, flats, angles and channels, are used in a wide variety of applications including floor and roof joists, transmission towers, and farm equipment. Rods are used in a variety of applications, including the manufacture of welded wire fabric and nails.

Approximately two-thirds of the Company's mill rebar production is sold directly to distributors and independent fabricating companies in stock lengths and sizes. The other one-third of the rebar produced is transferred to the Company's 13 fabricating plants where value is added by cutting and bending the rebar to meet strict engineering, architectural and other end-product specifications. Merchant bars and rods generally are sold by the mills to fabricators, steel service centers and original equipment manufacturers in stock lengths and sizes.

The Company currently operates four minimills located in Jacksonville, Florida; Charlotte, North Carolina; and Jackson and Knoxville, Tennessee. Minimills are steel mills that use electric arc furnaces to melt scrap steel and cast the resulting molten steel into long strands called billets in a continuous casting process. The billets are typically transferred to a rolling mill where they are reheated, passed through roughing mills for size reduction and then rolled into rebar, merchant bars, or rods. These products emerge from the rolling mill and are uniformly cooled on a cooling bed. Most merchant products then pass through automated straightening and stacking equipment. Rebar and merchant products are neatly bundled prior to shipment to customers by rail or truck. The Company estimates that it currently has annual steel melting capacity of 2.0 million tons and finished product rolling capacity of 1.7 million tons. The Company's operating strategy is focused on improving its position as a low-cost producer of quality rebar and merchant products.

As of April 1, 1996, the Company changed its name from Florida Steel Corporation (which it had used since 1956) to AmeriSteel Corporation in order to reflect that the Company's operations extend substantially beyond the boundaries of the State of Florida, as they have for many years. The predecessor of the Company was formed in 1937 as a rebar fabricator. In 1956, it merged with five steel fabricators in Florida to form the Company, which then commenced construction of its first minimill.

Approximately 89% of the Company's common stock is held by FLS Holdings, Inc. ("Holdings" or "FLS"), whose only business is to own Company common stock. In turn, since a merger in December 1992 (the "Acquisition"), Holdings has been 100% owned by Kyoei Steel, Ltd. ("Kyoei"), one of Japan's leading manufacturers of steel bars. The remaining 11% of the Company's common stock is owned by executives and other employees.

After the Acquisition, the Company changed its fiscal year-end from September 30 to March 31 in order to have its year-end coincide with that of Kyoei. Accordingly, all references to "fiscal year" since 1993 refer to a year ended March 31.

FINANCING

The Company's three largest financial obligations currently outstanding are $100,000,000 11-1/2% First Mortgage Notes due December 15, 2000 (the "First Mortgage Notes"), a $140,000,000 Revolving Credit Agreement (the "Revolving Credit Agreement"), and a $50,000,000 Junior Subordinated Intercompany Note due December 21, 2002 owing to Holdings.

The First Mortgage Notes are secured by the real property, equipment and other collateral at the Company's minimills.

The Revolving Credit Agreement was entered into as of June 9, 1995 (and was extended in fiscal 1997) and replaced a $100,000,000 facility of like kind. This obligation is secured by the Company's inventory and receivables and expires on June 9, 1998.

PRODUCTION AND FACILITIES

Steel Production. Steel can be produced at significantly lower costs by minimills than by integrated steel operations. Integrated steel mills, which typically process iron ore and other raw materials in blast furnaces to produce steel, generally use costlier raw materials, consume more energy, consist of older facilities that are more labor intensive and employ a larger and more highly paid labor force. In general, minimills serve localized markets and produce a limited line of commodity steel products.

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

The Company's minimills operate their melting facilities seven days per week and have an annual aggregate melting capacity of approximately 2.0 million tons. The Jackson, Tennessee, Charlotte, North Carolina and Jacksonville, Florida mills operate their rolling facilities seven days per week. The Knoxville, Tennessee minimill operates its rolling facility five days per week.

The following table sets forth the estimated annual production capacity and actual production of the Company's four minimills in thousands of tons at March 31, 1997.

                                   Annual         FY 1997           Capacity                            FY 1997          Capacity
                     Start-Up     Melting         Melting          Utilization         Rolling          Rolling        Utilization
   Location           Date       Capacity        Production        Percentage          Capacity       Production        Percentage
   --------           ----       --------        ----------        ----------          --------       ----------        ----------
Jackson, TN           1981           600             523              87%                  480             364              76%
Jacksonville, FL      1976           600             465              78                   500             443              89
Charlotte, NC         1961           450             415              92                   400             220              55
Knoxville, TN         1987 (a)       330             297              90                   360             340              94
                                   -----           -----              --                 -----           -----              --
Total                              1,980           1,700              86%                1.740           1,367              79%
                                   =====           =====              ==                 =====           =====              ==



(a)  Purchase Date

JACKSON MINIMILL. The Jackson, Tennessee minimill produces mostly merchant bars and some larger size rebar. This minimill is the Company's largest single producer of merchant bars. The merchant bars are marketed primarily in the southeastern United States, as well as into southern Illinois, Indiana, and Ohio.

The Jackson mill, constructed in 1981, is the newest of the Company's minimills. Melting equipment includes a 135 ton electric arc furnace, a 4-strand continuous billet caster, and material handling equipment. The rolling mill consists of a 100 tph reheat furnace, 16 new in-line quick-change mill stands, a cooling bed, an in-line straightener, a cut-to-length product shear, an automatic stacker, and associated shipping and material handling facilities. The new quick-change mill stands, a combination of Danieli vertical and horizontal, will decrease change time thereby increasing production and lowering conversion costs.

The facility has approximately 301 employees.

JACKSONVILLE MINIMILL. The Jacksonville, Florida minimill produces rebar and rods. The rebar is marketed primarily in Florida, the nearby Gulf Coast states and Puerto Rico, with coiled rebar being shipped throughout the Company's marketing area. The rod products are sold throughout the southeastern United States.

Jacksonville's melting equipment consists of a 90 ton capacity electric arc furnace and a 4-strand continuous caster. The rolling mill includes a 90 tph reheat furnace, a 16-stand horizontal Danieli in-line mill, a 10-stand Danieli rod block, a cooling bed for straight bars and a controlled cooling line for coiled products, a cut-to-length product shear, and automatic bundling and tying equipment for straight bars and coils.

The facility has approximately 266 employees.

CHARLOTTE MINIMILL. The Charlotte, North Carolina minimill produces rebar and merchant bars. Rebar produced in Charlotte is marketed in the states from South Carolina to Pennsylvania. Merchant bar produced in Charlotte is marketed along the eastern seaboard states from Florida to Pennsylvania.

Charlotte's melting equipment includes a 75 ton electric arc furnace utilizing the Consteel process, a continuous scrap feeding and preheating system, and a ladle refining station, all of which were installed in 1989. The melting facilities also include a 3-strand continuous caster, and material handling equipment. Charlotte's rolling mill, which was upgraded in 1988, includes a reheat furnace, 15 in-line mill stands, a 200 foot cooling bed, a cut-to-length shear; and an automated material bundling unit. The rolling mill includes recently installed upgraded finishing end equipment, including a product straightener for merchant shapes and a French manufactured Empilam transfer table, the first of its kind in the United States. These will improve merchant bar quality, increase production and lower conversion costs.

The facility has approximately 274 employees.

KNOXVILLE MINIMILL. The Knoxville, Tennessee minimill, which the Company acquired in 1987, produces almost exclusively rebar. The rebar is marketed throughout the Ohio Valley, including all areas of Ohio and Kentucky and parts of Illinois, Indiana, Virginia, West Virginia, Tennessee and in portions of North and South Carolina, Georgia and Alabama.

Knoxville's melting equipment includes two 35 ton electric arc furnaces, a 3-strand continuous caster, and material handling equipment. The rolling mill, which was installed in 1986, consists of a reheat furnace, 16 in-line mill stands utilizing the Thermex in-line heat treating process, a cooling bed, a cut-to-length shear line, and associated shipping and material handling facilities.

The facility has approximately 212 employees.

FABRICATION. The Company operates the largest rebar fabricating group in the U.S. comprised of a network of 13 strategically located reinforcing steel fabricating plants throughout the southeastern United States with an annual capacity of 334 thousand tons. The facilities are interconnected via satellite for the immediate transfer of customer engineering and production information utilized in its computer assisted design (CAD) detailing programs. The fabricating plants purchase all rebar from the Company's minimills, primarily Knoxville, Jacksonville and Charlotte. The Fabrication Division employs about 520 employees. The following table shows the plant locations and approximate annual tonnage on a two-shift per day, five days per week operating basis.

            FABRICATING PLANT                                                             CAPACITY IN TONS
            ----------------------------------------------------------------------------------------------
            Ft. Lauderdale, FL.....................................................................30,000
            Jacksonville, FL.......................................................................30,000
            Orlando, FL............................................................................20,000
            Plant City, FL (Tampa).................................................................40,000
            Duluth, GA (Atlanta)...................................................................30,000
            Louisville, KY.........................................................................20,000
            Charlotte, NC..........................................................................30,000
            Raleigh, NC............................................................................18,000
            Aiken, SC..............................................................................16,000
            Collierville, TN (Memphis).............................................................20,000
            Knoxville, TN..........................................................................40,000
            Nashville, TN..........................................................................20,000
            St. Albans, WV.........................................................................20,000
            Total.................................................................................334,000

OTHER OPERATIONS. The Company's railroad spike operations, located in Lancaster, South Carolina and Paragould, Arkansas, forge steel square bars produced at the Charlotte mill into railroad spikes that are sold on an annual contract basis to various railroad companies. The Company's facility in New Orleans, Louisiana, produces wire from steel rod. The wire is then either manufactured into welded wire fabric for concrete pavement or converted into collated nails for use in high-speed nail machines.

CAPITAL EXPENDITURES

Over the years, the Company has expanded capacity by means of modernizing and upgrading facilities together with selective acquisitions. Capital expenditures were $34.4 million for the year ended March 31, 1997, $36.9 million for the year ended March 31, 1996 and $25.8 million for the year ended March 31, 1995.

RAW MATERIALS AND ENERGY COSTS

Scrap steel, which is the Company's primary raw material and comprises approximately 48% of finished steel products cost, is presently supplied primarily by one company, The David J. Joseph Company (DJJ). DJJ is a scrap broker and scrap yard operator headquartered in Cincinnati, Ohio, with locations throughout the United States. DJJ buys substantially all of the scrap required by the Company for which it receives a fixed brokerage fee per ton and operates shredders for the Company at the Jacksonville, Florida and Jackson, Tennessee minimill sites for a fixed gross profit amount per ton. Although the Company obtains its scrap steel from DJJ, the Company could readily obtain adequate supplies of scrap, if necessary, from suppliers other than DJJ at competitive prices. The Company consolidates the scrap purchasing activities under the Vice President Material Procurement position which focuses on optimizing the purchasing, logistics, and cost of scrap and other related items.

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

PRODUCTS AND MARKETS

The following table shows the percentage of the Company's revenues derived from each product category in the relevant time period:


                                           YEAR ENDED                         YEAR ENDED                     YEAR ENDED
                                         MARCH 31, 1997                     MARCH 31, 1996                 MARCH 31, 1995
                                         --------------                     --------------                 --------------
Fabricated Rebar                                     24%                                24%                            23%
Stock Rebar                                          24                                 25                             27
Merchant Bars                                        28                                 31                             31
Rods                                                  5                                  7                              7
Other (includes billets)                             19                                 13                             12
                                         --------------                     --------------                 --------------
                                                    100%                               100%                           100%
                                         ==============                     ==============                 ==============



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

Based on data reported by the Concrete Reinforcing Steel Institute (a rebar fabricators' trade association), rebar consumption in the U.S. is approximately 5 million tons per year. The Company is the second largest rebar producer in the U.S. with approximately 18% market share (including both stock and fabricated rebar).

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

MARKETING AND CUSTOMERS. The Company conducts its marketing operation through its own sales personnel who specialize in either mill products or fabricated rebar. Sales personnel for mill products including stock rebar and merchant bars are located in close proximity to the Company's major markets and customers. Metallurgical service representatives located at the Company's minimills provide technical and sales support to the mill products sales force and fabricated rebar sales force, where needed. The Company's inside sales force is located at the Tampa headquarters where all order taking and shipping instructions are centrally processed and coordinated. Fabricated rebar sales personnel are located at the Company's 13 fabricating facilities where engineering service representatives provide technical and sales support.

Principal customers of the Company include steel distributors, steel service centers, rebar steel fabricators, other metal fabricators and manufacturers, railroads, building material dealers, and contractors. Its fabricated rebar products are sold to contractors performing work for residential and nonresidential building, road, bridge, public works, utility and other miscellaneous construction.

The Company's business is not dependent upon any particular, single customer. The Company's customer base is fairly stable from year to year, and during fiscal 1997 no one customer accounted for more than 2.8% of sales and the five largest customers accounted for 9.4% of sales. The Company's business is seasonal with orders in the second and third calendar quarters tending to be strongest. Stock rebar and merchant bar are generally sold from inventory, with merchant bar production schedules tied to customer orders. Fabricated rebar is generally produced in response to specific customer orders. The amount of sales order backlog pertaining to fabrication contracts was approximately 196,000 tons at March 31, 1997 compared to 185,000 tons at March 31, 1996. Almost all of the backlog at March 31, 1997 is expected to be filled during fiscal 1998. None of the business for the 1997 fiscal year is subject to renegotiation or termination of subcontract at the election of the government.

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

ENVIRONMENTAL

See "Compliance with Environmental Laws and Regulations", under Management's Discussion and Analysis, for a discussion of the Company's cleanup liabilities with state and federal regulators regarding the investigation and/or cleanup of certain Superfund and non-Superfund sites.

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

MERCHANT BAR. The Company's primary marketing area for merchant bars encompasses the southeastern and midwestern United States. The Company did not enter the merchant bar market in a significant way until 1982 and does not have the same market strength as it does in the rebar market. The Company's presence in the southeastern and midwestern markets has grown steadily, and its merchant bar sales now represent approximately 28% of the Company's total sales.

The market for merchant bars is very competitive, with price being the primary competitive factor. In the last two years, the Company has upgraded its rolling mill facilities at Charlotte, North Carolina to increase the Company's ability to shift production from rebar to merchant bar as market conditions demand and also at Jackson, Tennessee to increase production and improve merchant product mix.

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

FABRICATED REBAR. With 13 fabricating plants located throughout the southeastern United States, all within good support distance from one of the Company's four minimills, the Company is a major factor in all markets it serves. In the sale of fabricated rebar, the Company competes with other steel fabricators in its marketing area some of whom purchase their stock rebar from the Company.

BILLETS. The Company produces billets (semi-finished steel) for conversion to rebar, merchant bar and rods. When the market for finished product is down, or when rolling production is limited, as was the case in 1997 with the downtime associated with capital improvements in the Charlotte, North Carolina and Jackson, Tennessee mills, the Company sells the excess billet production.

EMPLOYEES

The Company has approximately 1,856 employees, none of whom is covered by a collective bargaining agreement. The Company believes that its relations with its employees are good and a participatory style of labor-management relations is important to the efficiency of the Company's operations.

An incentive plan based on production tons is in effect at the mills. Each mill has a melting and rolling target which provide a 1.5% increase in pay for each 1% increase in production over target production levels. The fabricating group, the mill sales group and the corporate administrative group pay policies include monthly incentives based on certain performance criteria. The senior management group (approximately 50 executives and key employees) are covered by an incentive plan that is based on return on capital employed.

ITEM 2.  PROPERTIES

The Company's executive offices are located in Tampa, Florida and are comprised of 28,000 square feet of leased office space.

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

The following tables present information with respect to the buildings and facilities:


                                                                                APPROXIMATE
                                                                                SQUARE FEET
                                                                                 OF BUILDING        OWNED
        LOCATION                                                ACREAGE         FLOOR SPACE        OR LEASED
        --------                                                -------         -----------        ---------
        MILLS (A)
        Jacksonville, FL..........................................160.9             288,564          Owned
        Charlotte, NC..............................................80.8             299,401          Owned
        Jackson, TN...............................................300.1             424,878          Owned
        Knoxville, TN(b)...........................................51.3             217,988          Owned


         (a) The First Mortgage Notes are secured by a first priority lien on substantially all the real property, machinery, equipment, and fixtures of each of the Company's four minimills.

         (b) Includes a fabricating plant, which is not a part of the collateral package.

                                                                                APPROXIMATE
                                                                                SQUARE FEET
                                                                                OF BUILDING         OWNED
     LOCATION                                                   ACREAGE         FLOOR SPACE        OR LEASED
     --------                                                   -------         -----------        ---------
     FABRICATING PLANTS (C)
     Ft. Lauderdale, FL.............................................7.3              55,254          Owned
     Jacksonville, FL...............................................8.0              56,565          Owned
     Orlando, FL....................................................2.8              22,929          Owned
     Plant City, FL (Tampa).........................................9.2              63,892          Owned
     Duluth, GA (Atlanta)...........................................6.5              48,500          Owned
     Louisville, KY.................................................4.3              37,338          Owned
     Charlotte, NC..................................................7.0              57,867          Owned
     Raleigh, NC....................................................7.2              39,836          Owned
     Aiken, SC......................................................7.5              32,340          Owned
     Nashville, TN..................................................5.0              46,760          Owned
     Collierville, TN (Memphis).....................................2.7              26,664          Owned
     St. Albans, WV.................................................5.0              27,300          Leased

         (c) These properties do not constitute collateral for either the First Mortgage Notes or the Revolving Credit Agreement.

                                                               APPROXIMATE
                                                               SQUARE FEET
                                                               OF BUILDING          OWNED
     LOCATION                  USE              ACREAGE        FLOOR SPACE        OR LEASED
-------------------    --------------------   ------------   ----------------   --------------
    OTHER (D)
Tampa, FL              Closed minimill            65.2           200,000             Owned
Tampa, FL              Land held for sale        432.4                               Owned
Indiantown, FL         Closed minimill           151.5           130,340             Owned
New Orleans, LA        Wire fabric and
                         nail facility             5.0           120,000             Leased
Lancaster, SC          Rail spike facility        41.0            52,000             Owned
Paragould, AR          Rail spike facility         7.7            23,000             Owned




         (d) The Tampa, FL minimill property represents collateral for the First Mortgage Notes, otherwise these properties, along with the leased Corporate office, do not constitute collateral for either the First Mortgage Notes or the Revolving Credit Agreement.

ITEM 3.  LEGAL PROCEEDINGS

The Company is involved in routine litigation arising in the normal course of business. See "Compliance with Environmental Laws and Regulations", under Management's Discussion and Analysis, for a discussion of the Company's cleanup liabilities with state and federal regulators regarding the investigation and/or cleanup of certain Superfund and non-Superfund sites. There are no other legal matters which management believes will have a material impact on its business.

ITEM 4.  SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

Not Applicable.

ADDITIONAL ITEM.  EXECUTIVE OFFICERS OF THE REGISTRANT

The name, age, offices held and five-year employment history of each of the executive officers of the Company are set forth below. All officers serve at the pleasure of the Board of Directors.


           NAME AND AGE                                         OFFICES HELD AND FIVE-YEAR EMPLOYMENT HISTORY
           ------------                                         ---------------------------------------------
Phillip E. Casey (54)                 Chairman of the Board and Chief Executive Officer since June 1994.  Prior to that date was an officer with Birmingham Steel Corporation for more than five years.  Director.

Takeshi Fujimura (72)                 Chairman, Executive Committee since December 1992.  Director.

Donald Haney (61)                     Group Vice President, Fabricated Reinforcing Steel for more than five years.  Director.

Shuzo Hikita (54)                     Vice President of Engineering since September 1996.  Prior to that date held several senior management positions with Kyoei for more than the past five years including Division Manager of Kyoei's Hirakata and Osaka mills Director.

Thomas J. Landa (45)                  Vice President, Chief Financial Officer and Secretary since April 1995. Prior to that date spent nearly 20 years in various financial management positions with Exxon Corporation and its affiliates worldwide.  Director.

James C. Hogue (64)                   Vice President, Human Resources for more than five years.  Mr. Hogue recently announced his retirement effective June 1, 1997 after a 32 year career of distinguished service to the
                                      Company.

J. Neal McCullohs (40)                Vice President, Mill Products Sales since August 1995.  Prior to that date held several management positions with AmeriSteel for more than five years.

Robert P. Muhlhan (47)                Vice President, Material Procurement since February 1995.  Prior to that date was Regional
                                      Vice President of National Material Trading for two years and prior to that time was a manager with LTV Steel Company for more than five years.

Hiroyoshi Tsuchiya (58)               Vice President, Strategic Planning since May 1994. Prior to that date held management positions at Mitsubishi Corporation in Japan and Canada for more than five years.

Dennie Andrew (56)                    Vice President, Jacksonville Steel Mill Division since September 1996.  Prior to that date, served as President of North American operations of Simac International since 1986.

Wilburn G. Manuel, Jr. (54)           Vice President, West Tennessee Steel Mill Division since September 1984.

James F. Oliver (50)                  Vice President, Knoxville Steel Mill Division since December 1989.

John Turnblom (42)                    Vice President, Charlotte Steel Mill Division since October 1996.  Prior to that date served as Quality Program Manager for Intel Corporation since 1995.  Prior to that date served in various management positions with Oregon Steel Mills, Inc.

                                     PART II

ITEM 5.  MARKET FOR REGISTRANT'S COMMON STOCK AND RELATED SECURITY HOLDER
         MATTERS

No established public trading market exists for the Company's common stock, but the Company sells and buys shares at a price established by independent appraisal, which as of March 31, 1997 was $13.50 per share.

No dividends have been declared or paid on the Company's common stock during any of the applicable reporting periods.

As of March 31, 1997, there were approximately 1,140 holders of record of the Company's common stock.

ITEM 6.  SELECTED FINANCIAL DATA

The summary financial information presented below should be read in conjunction with the Financial Statements of AmeriSteel Corporation and the notes thereto ($ in thousands except per share data):

                                      Year Ended          Year Ended          Year Ended            Year Ended
                                       March 31,            March 31,           March 31,            March 31,
                                          1997                1996                1995                 1994
                                      ----------          ----------          ----------             ----------
SUMMARY OF OPERATIONS
 Net sales                            $  617,289          $  628,404            $ 639,908             $  547,118

 Income (loss) from operations            36,247              30,072               46,048                 (9,217)

 Earnings (loss) per share            $     0.80          $     0.21            $    1.05             $    (2.27)

 Cash dividends declared per
   common share                       $        -          $        -            $       -             $        -



                                                 Quarter Ended               Year Ended
                                          March 31,     December 31,       September 30,
                                            1993            1992               1992
                                          ---------     ------------       -------------
SUMMARY OF OPERATIONS
 Net sales                                $ 122,736      $ 108,358          $   465,233

 Income (loss) from operations                2,885         (1,625)               8,772

 Earnings (loss) per share                $   (0.23)

 Cash dividends declared per
   common share                           $       -




                                            AS OF             AS OF           AS OF             AS OF           AS OF
                                           MARCH 31,         MARCH 31,       MARCH 31,        MARCH 31,        MARCH 31,
                                             1997              1996            1995             1994             1993
                                          ----------         ---------       ---------        ---------        ---------
FINANCIAL POSITION
          ($ in thousands)
Current assets                             $ 182,519       $  200,109        $ 223,444        $  187,672        $ 148,335
Current liabilities                           73,792           85,588          102,080            76,006           59,530
Working capital                              108,727          114,521          121,364           111,666           88,805
Current ratio                                    2.5              2.3              2.2               2.5              2.5
Property, plant and equipment, net           250,021          247,009          231,108           222,861          229,665
Goodwill                                      85,773           89,903           94,033            98,163          100,530
Deferred financing costs                       2,523            3,457            4,504             7,367            9,725
Total assets                                 535,685          554,896          561,748           523,706          495,884
Long-term borrowings                         237,474          252,525          243,030           247,128          212,002
Other liabilities                             21,555           20,336           18,388            28,721           24,490
Deferred tax liabilities                      52,300           54,700           60,500            46,852           52,151
Shareholders' equity                         150,564          141,747          137,750           124,999          147,711

ITEM 7. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

FACTORS THAT MAY AFFECT OPERATING RESULTS

The statements in this report that are not purely historical are forward looking statements within the meaning of section 27A of the Securities Act of 1933 and section 21E of the Securities Exchange Act of 1934, including statements regarding the Company's expectations, hopes, intentions, or strategies regarding the future. All forward looking statements made by the Company involve a number of inherent risks and uncertainties which could cause actual results to differ materially. These risks and uncertainties include economic and general business conditions, most notably construction levels in the Company's market area; competitive factors including pricing decisions; raw material availability and price fluctuations; and other significant activities, to name a few.

RESULTS OF OPERATIONS
($ in thousands)

                                                APRIL 1,         APRIL 1,         APRIL 1,         APRIL 1,
                                                 1996-             1995-            1994-           1993-
                                               MARCH 31,         MARCH 31,        MARCH 31,       MARCH 31,
                                                 1997             1996             1995             1994
                                               ---------         ---------        ---------       ---------
Net sales                                      $ 617,289         $ 628,404        $ 639,908       $ 547,118
Cost of sales excluding
  depreciation                                   531,190           533,965          545,725         498,692
Selling and administrative                        29,068            29,605           29,959          22,993
Depreciation                                      16,654            14,619           14,046          15,369
Amortization of goodwill                           4,130             4,130            4,130           4,061
Other operating expenses                               -            16,013                -          15,220
Interest                                          19,473            22,000           23,330          21,027
Amortization of deferred
  financing costs                                    934             1,956            2,863           2,552
Extraordinary item net of
  income tax benefit                                   -                 -                -            (748)
Income tax (benefit)                               7,788             3,996            9,354         (10,833)
Net income (loss)                                  8,052             2,120           10,501         (22,711)


LIQUIDITY AND CAPITAL RESOURCES

Net cash provided by operating activities was $43.9 million in fiscal 1997 compared to $44.1 million in fiscal 1996. Capital expenditures were $34.4 million in fiscal 1997 compared with $36.9 million in fiscal 1996.

As of March 31, 1997, the Company's total outstanding long term borrowings were $237.9 million of which $.4 million is due within fiscal 1998. Outstanding borrowings under the Revolving Credit Agreement totaled $51.3 million

The First Mortgage Notes and the Revolving Credit Agreement contain certain restrictions regarding the incurrence of additional indebtedness and other covenants deemed appropriate. As of year end, the Company had $25.7 million of available credit under the Revolving Credit Agreement and $1.6 million in cash. The Company believes that the available borrowings and the cash flow generated from operations will continue to be sufficient to fund the current operations and the current capital expenditure program. The Company is currently in compliance with all of the covenants of its loan agreements.

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

The Company has estimated its potential costs for further remediation under Environmental Cleanup Laws at on-site and off-site locations through 2009 to be approximately $12.3 million and has included this amount in the Company's recorded liabilities as of March 31, 1997. Based on past use of certain technologies and remediation methods by third parties, evaluation of those technologies and methods by the Company's consultants and quotations and third-party estimates of costs of remediation-related services provided to the Company or of which the Company and its consultants are aware, the Company and its consultants continue to believe that the Company's cost estimates are reasonable. In light of the uncertainties inherent in determining the costs associated with the clean-up of such contamination, including the time periods over which such costs must be paid, the extent of contribution by parties which are joint and severally liable, and the nature and timing of payments to be made under cost sharing arrangements; there can be no assurance the ultimate costs of remediation may not be greater or less than the estimated remediation costs.

The Company also incurs significant ongoing costs to comply with current and anticipated future standards promulgated by Environmental Regulatory Laws.

SEASONALITY

The Company's business is seasonal with orders in the second and third calendar quarters tending to be stronger than the rest of the year.

IMPACT OF INFLATION

The Company's primary costs include ferrous scrap, energy and labor which can be affected by inflationary conditions. The Company has been able to pass on cost increases through price adjustments, however the ability to pass on these increases depends on market conditions driven primarily by the level of construction activity. Another factor that may limit the Company's ability to pass on cost increases in materials is the over-capacity in the industry.

FISCAL 1997 VERSUS FISCAL 1996

                                           TONS SHIPPED (THOUSANDS)                  AVERAGE SELLING PRICES (PER TON)
                                      FY 1997                      FY 1996         FY 1997                     FY 1996
                                      -------                      -------         -------                     -------
Stock Rebar                             472                          508            $316                        $310
Merchant Bar                            512                          544             352                         362
Fabricated Rebar                        326                          315             451                         460
Rods                                    105                          133             322                         336
Billets                                 281                          175             227                         233
                                        ---                          ---
                                      1,696                        1,675
                                      -----                        -----


SALES. Net Sales in fiscal 1997 declined 1.8% from fiscal 1996 as both prices and sales volumes of finished goods declined. Mill finished product prices were down $5 per ton while fabricated rebar prices were $9 lower. Mill finished production and shipment volumes were limited by the start-up of major capital improvement projects at the Charlotte, North Carolina and Jackson, Tennessee rolling mills. Product mix was more heavily weighted by lower priced semi-finished billet products during the start-up. Fabricating revenues improved modestly as volume increases offset the decline in price.

COST OF SALES. Cost of sales (excluding depreciation) were 86.1% of net sales in fiscal 1997 versus 85.0% of net sales in fiscal 1996 due to the decline in production tonnage at the Charlotte, North Carolina and Jackson, Tennessee mills as a result of the capital projects associated with the rolling mills. Overall scrap costs were down $1 per ton for the year due to a fourth quarter decline in scrap prices.

SELLING AND ADMINISTRATION EXPENSES. Selling and administrative expenses remained constant at 4.7% of sales.

DEPRECIATION. Depreciation increased to $16.7 million in fiscal 1997 from $14.6 million in fiscal 1996 due to the capitalization of projects at all four mills during the last two years.

OTHER OPERATING EXPENSES. Other operating expenses in fiscal 1996 were primarily the result of the shut-down of the Tampa rolling mill ($15 million) of which $12 million was a non-cash write down of fixed assets to market value and $3 million for employee severance benefits and closing costs.

INTEREST EXPENSE. Interest expense declined from $22.0 million in fiscal 1996 to $19.5 million in fiscal 1997 as cash generated from operations was used to lower debt by $29.6 million and average interest rates declined from 9.3% to 8.7%. Capitalized interest for fiscal 1997 was $2.0 million compared to $2.1 million in fiscal 1996.

AMORTIZATION OF DEFERRED FINANCING COSTS. Amortization declined from $2.0 million in fiscal 1996 to $.9 million in fiscal 1997 due to refinancing of the Revolving Credit Agreement in June 1995.

INCOME TAXES. The effective federal and state income tax rate for fiscal 1997 and 1996 was 39% excluding the effect of goodwill amortization which is not deductible for income tax purposes.

FISCAL 1996 VERSUS FISCAL 1995

                                           TONS SHIPPED (THOUSANDS)                     AVERAGE SELLING PRICES (PER TON)
                                      FY 1996                      FY 1995            FY 1996                     FY 1995
                                      -------                      -------            -------                     -------
Stock Rebar                             508                          535               $310                        $326
Merchant Bar                            544                          549                362                         359
Fabricated Rebar                        315                          347                460                         421
Rods                                    133                          129                336                         338
Billets                                 175                          141                233                         228
                                      -----                        -----
                                      1,675                        1,701
                                      -----                        -----


SALES. Net sales for fiscal 1996 were 1.8% lower than fiscal 1995 due to lower volume and lower mill average selling prices. While billet shipments were 24.1% higher than in fiscal 1995, finished product shipments were down 3.8%. Average mill selling prices were down $5 per ton, however fabricated rebar prices were up 9.3% or $39 per ton.

COST OF SALES. Cost of sales (excluding depreciation) were 85.0% of net sales in fiscal 1996 versus 85.3% of net sales in the previous year. Mill conversion costs were the same while scrap cost was $131 per ton or $1 per ton higher than in fiscal 1995.

SELLING AND ADMINISTRATION EXPENSES. Selling and administrative expenses remained constant at 4.7% of sales.

DEPRECIATION. Depreciation increased to $14.6 million in fiscal 1996 from $14.0 million in fiscal 1995 due to new capital additions that were placed in service.

OTHER OPERATING EXPENSES. Other operating expenses in fiscal 1996 were primarily the result of the shut-down of the Tampa rolling mill ($15 million) of which $12 million was a non-cash write down of fixed assets to market value and $3 million for employee severance benefits and closing costs. The Company charged off approximately $752 thousand after vacating the former Washington, D.C. fabricating plant. This write-off was the balance of a long-term lease.

INTEREST EXPENSE. Interest expense was lower in fiscal 1996 versus fiscal 1995 primarily because of lower average rates and higher capitalized interest. Average borrowings were higher in fiscal 1996 than in fiscal 1995. Capitalized interest for fiscal 1996 was $2.1 million versus $654 thousand in fiscal 1995.

AMORTIZATION OF DEFERRED FINANCING COSTS. Amortization of deferred financing costs declined in fiscal 1996 as compared to fiscal 1995 because of financing costs associated with the Revolving Credit Agreement.

INCOME TAXES. The effective federal and state income tax rate for fiscal 1996 was 39% compared to 38.8% for fiscal 1995 excluding the effect of goodwill amortization which is not deductible for income tax purposes.

ITEM 8. FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA

AMERISTEEL CORPORATION
STATEMENTS OF FINANCIAL POSITION

($ IN THOUSANDS)

                                                               MARCH 31,          MARCH 31,
                                                                 1997               1996
                                                                 ----               ----
ASSETS
CURRENT ASSETS
     Cash and cash equivalents                                 $  1,645          $  6,193
     Accounts receivable, less allowance of
       $1,000 at March 31, 1997 and 1996
       for doubtful accounts                                     68,563            72,910
     Inventories                                                106,173           112,753
     Deferred tax assets                                          5,000             7,200
     Other current assets                                         1,138             1,053
                                                               --------          --------
                  TOTAL CURRENT ASSETS                          182,519           200,109

ASSETS HELD FOR SALE                                             14,838            14,411

PROPERTY, PLANT AND EQUIPMENT
     Land and improvements                                       14,942            13,393
     Building and improvements                                   35,116            31,906
     Machinery and equipment                                    250,299           199,350
     Construction in progress                                     7,802            45,039
                                                               --------         ---------
                                                                308,159           289,688
     Less accumulated depreciation                               58,138            42,679
                                                               --------         ---------
                                                                250,021           247,009

GOODWILL                                                         85,773            89,903

DEFERRED FINANCING COSTS                                          2,523             3,457

OTHER ASSETS                                                         11                 7
                                                               --------         ---------

TOTAL ASSETS                                                   $535,685         $ 554,896
                                                               ========         =========





         See notes to financial statements

AMERISTEEL CORPORATION
STATEMENTS OF FINANCIAL POSITION -- continued
 ($ in thousands except share data)

                                                                               MARCH 31,          MARCH 31,
                                                                                 1997               1996
                                                                                 ----               ----
LIABILITIES AND SHAREHOLDERS' EQUITY
      CURRENT LIABILITIES
        Trade accounts payable                                                 $ 44,666          $ 40,234
        Salaries, wages and employee benefits                                    14,598            14,336
        Environmental remediation                                                 5,079             6,079
        Other current liabilities                                                 4,355             5,057
        Interest payable                                                          4,659             4,940
        Current maturities of long-term borrowings
          (including note payable to parent of $435 and
          $444 at March 31, 1997 and 1996, respectively)                            435            14,942
                                                                               --------          --------
                      TOTAL CURRENT LIABILITIES                                  73,792            85,588

LONG-TERM BORROWINGS, LESS

  CURRENT PORTION                                                               237,474           252,525

OTHER LIABILITIES                                                                21,555            20,336

DEFERRED TAX LIABILITIES                                                         52,300            54,700

SHAREHOLDERS' EQUITY
      Common stock, $.01 par value; 30,000,000 authorized,
        10,079,028 and 10,095,741 shares outstanding,
        at March 31, 1997 and 1996, respectively                                    101               101
      Capital in excess of par                                                  156,816           157,026
      Accumulated deficit                                                        (4,328)          (12,380)
      Deferred compensation                                                      (2,025)           (3,000)
                                                                               --------          --------
                      TOTAL SHAREHOLDERS' EQUITY                                150,564           141,747
                                                                               --------          --------

TOTAL LIABILITIES AND SHAREHOLDERS' EQUITY                                     $535,685          $554,896
                                                                               ========          ========

      See notes to financial statements

AMERISTEEL CORPORATION
STATEMENTS OF INCOME
 ($ in thousands except earnings per common share)

                                                                    YEAR               YEAR              YEAR
                                                                    ENDED              ENDED             ENDED
                                                                   MARCH 31,          MARCH 31,        MARCH 31,
                                                                     1997               1996              1995
                                                                     ----               ----              ----
NET SALES                                                          $617,289           $628,404          $639,908
      Operating expenses:
        Cost of sales, excluding depreciation                       531,190            533,965           545,725
        Selling and administrative                                   29,068             29,605            29,959
        Depreciation                                                 16,654             14,619            14,046
        Amortization of goodwill                                      4,130              4,130             4,130
        Other operating expenses                                          -             16,013                 -
                                                                   --------           --------          --------
                                                                    581,042            598,332           593,860
                                                                   --------           --------          --------
INCOME FROM OPERATIONS                                               36,247             30,072            46,048
      Other expenses:
        Interest                                                     19,473             22,000            23,330
        Amortization of deferred financing costs                        934              1,956             2,863
                                                                   --------           --------          --------
                                                                     20,407             23,956            26,193
                                                                   --------           --------          --------

INCOME BEFORE INCOME TAXES                                           15,840              6,116            19,855
      Income taxes                                                    7,788              3,996             9,354
                                                                   --------           --------          --------

NET INCOME                                                         $  8,052           $  2,120          $ 10,501
                                                                   ========           ========          ========
      Weighted average common shares outstanding
        (in thousands)                                               10,087             10,062            10,000
                                                                   ========           ========          ========

EARNINGS PER COMMON SHARE                                          $   0.80           $   0.21          $   1.05
                                                                   ========           ========          ========


      See notes to financial statements

AMERISTEEL CORPORATION
STATEMENTS OF SHAREHOLDERS' EQUITY
($ in thousands except share data)


                                               COMMON STOCK             CAPITAL
                                             ---------------------     IN EXCESS        ACCUMULATED       DEFERRED
                                               SHARES       AMOUNT      OF PAR            DEFICIT       COMPENSATION       TOTAL
                                               ------       ------      ------            -------       ------------       -----
BALANCES AT MARCH 31, 1994                          200     $  -       $150,000           $(25,001)        $     -       $124,999

   Repurchase of common stock                       (20)       -              -                  -               -              -
   Common stock issuance                             15        -          4,500                  -          (4,500)             -
   Exercise of stock options                          5        -          1,500                  -               -          1,500
   Net income                                         -        -              -             10,501               -         10,501
   Reduction in deferred compensation                 -        -              -                  -             750            750
   49,999 for 1 stock dividend                9,999,800      100           (100)                 -               -              -
                                             ----------    -----        -------           --------         -------       --------

BALANCES AT MARCH 31, 1995                   10,000,000      100        155,900            (14,500)         (3,750)       137,750

   Common stock issuance                         95,741        1          1,126                  -            (150)           977
   Net income                                                  -              -              2,120               -          2,120
   Reduction in deferred compensation                          -              -                  -             900            900
                                             ----------    -----        -------           --------         -------       --------

BALANCES AT MARCH 31, 1996                   10,095,741      101        157,026            (12,380)         (3,000)       141,747

   Common stock issuance                            100        -              1                  -               -              1
   Repurchase of common stock                   (16,813)       -           (211)                 -               -           (211)
   Net income                                                  -              -              8,052               -          8,052
   Reduction in deferred compensation                          -              -                  -             975            975

                                             ==========    =====       ========           ========         =======       ========
BALANCES AT MARCH 31, 1997                   10,079,028    $ 101       $156,816           $ (4,328)        $(2,025)      $150,564
                                             ==========    =====       ========           ========         =======       ========







See notes to financial statements

AMERISTEEL CORPORATION
STATEMENTS OF CASH FLOWS
        ($ in thousands)

                                                                     YEAR ENDED        YEAR ENDED      YEAR ENDED
                                                                      MARCH 31,         MARCH 31,       MARCH 31,
                                                                        1997              1996            1995
                                                                        ----              ----            ----
OPERATING ACTIVITIES
Net income                                                            $  8,052         $  2,120         $ 10,501
Adjustments to reconcile net income to net cash
provided by operating activities:
    Depreciation                                                        16,654           14,619           14,046
    Amortization                                                         5,064            6,086            6,993
    Deferred income taxes                                                 (200)          (1,200)           1,849
    Loss on disposition of property, plant and equipment                   317           14,312              600
    Deferred compensation                                                  975              900              750

Changes in operating assets and liabilities:
    Accounts receivable                                                  4,347            7,450          (11,142)
    Recoverable income taxes                                                 -                -              300
    Inventories                                                          6,580           14,927          (12,470)
    Other current assets                                                   (85)            (303)             420
    Other assets                                                            (4)              21               15
    Trade accounts payable                                               4,432           (9,130)           3,315
    Salaries, wages and employee benefits                                  262           (2,184)            (868)
    Other current liabilities                                             (828)             769              290
    Environmental remediation                                           (1,400)          (5,421)          (7,995)
    Interest payable                                                      (281)            (318)             526
    Income taxes payable                                                   126              514            1,561
    Other liabilities                                                      (81)             929            2,666

                                                                      --------         --------         --------
    NET CASH PROVIDED BY
         OPERATING ACTIVITIES                                           43,930           44,091           11,357

INVESTING ACTIVITIES
    Additions to property, plant and equipment                         (34,382)         (36,894)         (25,781)
    Proceeds from sale of property, plant and equipment                    876              788            1,857
    Proceeds from sale (net of
         purchases) of assets held for sale                              1,096              794                -
    Restricted IRB Funds                                                13,700          (13,700)               -
                                                                      --------         --------         --------
             NET CASH USED IN INVESTING ACTIVITIES                    $(18,710)        $(49,012)        $(23,924)

See notes to financial statements

AMERISTEEL CORPORATION
STATEMENTS OF CASH FLOWS -- continued
($ in thousands)

                                                                         YEAR ENDED        YEAR ENDED      YEAR ENDED
                                                                          MARCH 31,         MARCH 31,        MARCH 31,
                                                                             1997             1996            1995
                                                                             ----             ----            ----
FINANCING ACTIVITIES
Proceeds from (payments to) short and long-term borrowings, net            $(29,558)        $ 21,227         $12,147
Additions to deferred financing costs                                             -             (909)              -
Repurchase of subordinated debentures                                             -          (13,035)              -
Proceeds from exercise of stock options                                           -                -           1,500
Proceeds from sale of common stock                                                -              977               -
Redemption of common stock                                                     (210)               -               -

                                                                           --------         --------         -------
NET CASH (USED IN) PROVIDED BY
FINANCING ACTIVITIES                                                        (29,768)           8,260          13,647
                                                                           --------         --------         -------

INCREASE (DECREASE) IN CASH
AND CASH EQUIVALENTS                                                         (4,548)           3,339           1,080

CASH AND CASH EQUIVALENTS AT
BEGINNING OF PERIOD                                                           6,193            2,854           1,774
                                                                           --------         --------         -------

CASH AND CASH EQUIVALENTS
AT END OF PERIOD                                                           $  1,645            6,193         $ 2,854
                                                                           ========         ========         =======

SUPPLEMENTAL CASH FLOW INFORMATION

Cash paid for interest (net of amount capitalized)                         $ 19,754         $ 22,318         $22,150
                                                                           ========         ========         =======

Cash paid for income taxes                                                 $  7,862         $  4,682         $ 5,645
                                                                           ========         ========         =======


See notes to financial statements

AMERISTEEL CORPORATION
NOTES TO FINANCIAL STATEMENTS
March 31, 1997, 1996 and 1995

NOTE  A -- BASIS OF PRESENTATION

The financial statements include the accounts of AmeriSteel, a Florida corporation, (the "Company"). As of April 1, 1996, the Company changed its name from Florida Steel Corporation (which it had used since 1956) to AmeriSteel Corporation. The predecessor of the Company was formed in 1937. All significant intercompany accounts and transactions have been eliminated.

NOTE B -- SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

Credit Risk: The Company extends credit, primarily on a basis of 30-day terms, to various customers in the steel distribution, fabrication and construction industries, primarily located in the southeastern United States. The Company performs periodic credit evaluations of its customers and generally does not require collateral. Credit losses for the fiscal years 1997, 1996, and 1995 have been $106,000, $184,000 and $559,000, respectively.

Business Segment: The Company is engaged in steel production and the manufacture, fabrication and marketing of steel products, primarily for use in construction and industrial markets. In the years ended March 31, 1997 and 1996, export sales were less than 1% of total sales.

Cash Equivalents: The Company considers all highly liquid investments, with a maturity of three months or less when purchased, to be cash equivalents.

Inventories: Inventories are stated at the lower of cost (first-in, first-out method) or market.

Assets Held for Sale: The majority of the account consists of real estate and machinery and equipment held for sale and is carried at the lower of cost or estimated fair value. For the year ended March 31, 1996, the Company transferred $5.0 million from property, plant and equipment to assets held for sale.

Property, Plant and Equipment: Property, plant and equipment are stated at cost. Major renewals and betterments are capitalized and depreciated over their estimated useful lives. Maintenance and repairs are charged against operations as incurred. Upon retirement or other disposition of property, plant and equipment, the cost and related allowances for depreciation are removed from the accounts and any resulting gain or loss is reflected in income.

Interest costs for property, plant and equipment construction expenditures of approximately $2.0 million and $2.1 million were capitalized for the years ended March 31, 1997 and 1996, respectively. For financial reporting purposes, the Company provides for depreciation of property, plant and equipment using the straight-line method over the estimated useful lives of 20 to 30 years for buildings and improvements and 4 to 15 years for all other property, plant and equipment.

Goodwill: Goodwill consists of the excess of purchase price over the fair value of acquired assets and liabilities. Goodwill is stated at cost less accumulated amortization of $17.5 million and $13.3 million at March 31, 1997 and 1996, respectively. Goodwill is being amortized over a 25-year period.

Deferred Financing Costs: The deferred financing costs as of March 31, 1997 and 1996, are net of accumulated amortization of $9.0 million and $8.0 million, respectively. These amounts will be amortized over the term of the respective debt instruments, which range from 3 to 8 years.

AMERISTEEL CORPORATION
NOTES TO FINANCIAL STATEMENTS
March 31, 1997, 1996 and 1995

NOTE B -- SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES - continued

Earnings per Common Share: Earnings per common share are computed using the weighted average number of outstanding common shares. On May 22, 1995, the Company's Board of Directors authorized a 49,999 for 1 stock dividend.

Use of Estimates: The preparation of financial statements in conformity with generally accepted accounting principles requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities and disclosure of contingent assets and liabilities at the date of the financial statements and the reported amounts of revenues and expenses during the reporting period. Actual results could differ from those estimates.

Fair Value of Financial Instruments: The carrying amount of long-term borrowings approximates fair value due to market rates of interest and related maturities.

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

Recent Accounting Pronouncements: In October 1996, the American Institute of Certified Public Accountants issued Statement of Position No. 96-1, "Environmental Remediation Liabilities" (SOP 96-1). SOP 96-1 provides authoritative guidance on the specific accounting issues for the recognition, measurement, display, and disclosure of environmental remediation liabilities. Specifically, SOP 96-1 requires (1) the recognition of an environmental remediation liability when the criteria of Statement of Financial Accounting Standards No. 5, "Accounting for Contingencies" are met, (2) the measurement of the liability to include incremental direct costs of the remediation effort and costs of compensation and benefits for those employees who are expected to devote a significant amount of time directly to the remediation effort, (3) the measurement of the liability to include the entity's allocable share of the liability for a specific site and the entity's share of amounts related to the site that will not be paid by other potentially responsible parties, (4) the measurement of the liability be based on enacted laws, regulations and technology, and (5) appropriate display of the liabilities in the financial statements and disclosures in the footnotes to the financial statements. SOP 96-1 is effective for fiscal years beginning after December 15, 1996. Management has determined that the adoption of SOP 96-1 will not have a material effect on the accompanying financial statements.

In February 1997, the Financial Accounting Standards Board issued Statement No. 128, "Earnings per Share" which establishes standards for computing and presenting earnings per share. The statement replaces the presentation of primary earnings per share with a presentation of basic earnings per share. It also requires dual presentation of basic and diluted earnings per share on the income statement and provides for certain disclosures. The Company will adopt Statement No. 128 in the third quarter of fiscal 1998 and does not believe the effect of adoption will be material.

Reclassifications: Certain amounts in the fiscal 1995 and 1996 financial statements have been reclassified to conform to the fiscal 1997 financial statement presentation.

AMERISTEEL CORPORATION
NOTES TO FINANCIAL STATEMENTS
March 31, 1997, 1996 and 1995

NOTE C -- INVENTORIES

Inventories consist of the following:
     ($ in thousands)

                                                    MARCH 31,        MARCH 31,
                                                      1997              1996
                                                      ----              ----
     Finished goods                                 $ 59,299           73,196
     Work in-process                                  14,175           16,291
     Raw materials and operating supplies             32,699           23,266
                                                    --------         --------
                                                    $106,173         $112,753
                                                    ========         ========

NOTE D -- BORROWINGS

Long-term borrowings consist of the following:
       ($ in thousands)

                                                         MARCH 31,           MARCH 31,
                                                           1997                1996
                                                           ----                ----
     Revolving Credit Agreement                          $ 51,340            $ 71,650
     First Mortgage Notes                                 100,000             100,000
     Subordinated Intercompany Note                        50,000              50,000
     Industrial Revenue Bonds                              30,875              30,875
     Note to Parent                                           435                 444
     Trade Loan Agreements                                  5,259               4,498
     Bank of Tokyo Loan                                         -              10,000
                                                         --------            --------
                                                          237,909             267,467
     Less current maturities                                  435              14,942
                                                         --------            --------
                                                         $237,474            $252,525
                                                         ========            ========


On June 9, 1995, the Company entered into a revolving bank agreement (the "Revolving Credit Agreement"), which provides up to $140 million borrowings subject to a "borrowing base" amount. The borrowing base amount will not exceed the sum of 85% of eligible accounts receivable plus 65% of eligible inventory. Letters of credit are subject to an aggregate sublimit of $50 million. The Revolving Credit Agreement expires on June 9, 1998.

The Revolving Credit Agreement contains certain covenants including, among other restrictions, financial ratios and limitations on indebtedness, liens, investments and disposition of assets and dividends. It is collateralized by first priority security interests in substantially all accounts receivable and inventory of the Company. The Company was in compliance with these covenants throughout fiscal 1997 and remains in compliance as of the date of this filing.

AMERISTEEL CORPORATION
NOTES TO FINANCIAL STATEMENTS
March 31, 1997, 1996 and 1995

NOTE D -- BORROWINGS -- continued

Loans under the Revolving Credit Agreement bear interest at a per annum rate equal to one of several rate options (LIBOR, Fed Funds, or Cost of Funds) at the discretion of the Company plus an applicable margin determined by tests of performance from time to time. The effective interest rate at March 31, 1997 was 7.4%.

The First Mortgage Notes are collateralized senior obligations of the Company limited in aggregate principal amount to $100 million and mature on December 15, 2000. Interest on the First Mortgage Notes accrues at the rate of 11.5% per annum and is payable semiannually on each June 15 and December 15. The Company has assigned and pledged a security interest in substantially all the real and personal property of the four mills.

The First Mortgage Notes will be redeemable, at the option of the Company, in whole or in part from time to time, on or after December 15, 1996 at redemption prices (expressed as percentages of the outstanding principal amount) if redeemed during the twelve-month period commencing on December 15 of the year set forth below, plus, in each case, accrued interest thereon to the date of redemption (none were redeemed in fiscal 1997):

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

The First Mortgage Notes contain covenants that include, without limitation, maintenance of sufficient consolidated net worth and limitations on additional indebtedness, transactions with affiliates, dispositions of assets, liens, dividends and distributions. The Company was in compliance with these covenants, or had received waivers of all events of non-compliance, throughout fiscal 1997.

The Company has issued to a related party a $50 million note (the "Subordinated Intercompany Note") which matures December 21, 2002. The Subordinated Intercompany Note bears interest at variable rates. The weighted average interest rate at March 31, 1997 was 7.01%.

The Company also has outstanding borrowings obtained through industrial revenue bonds ("IRBs") issued to construct facilities in Jackson, Tennessee; Charlotte, North Carolina; Jacksonville, Florida; and Plant City, Florida. The interest rates on these bonds range from 50% to 75% of the prime rate. The Company increased its outstanding IRBs by $20 million in fiscal 1996 for a solid waste recycling facility in Jackson, Tennessee. The IRBs mature in fiscal 2004 except for the new IRBs which mature in fiscal 2018. The IRBs are backed by irrevocable letters of credit issued pursuant to the Revolving Credit Agreement. As of March 31, 1997, the Company had approximately $37 million of outstanding letters of credit, primarily for IRBs, insurance-related matters and surety bonds.

AMERISTEEL CORPORATION
NOTES TO FINANCIAL STATEMENTS
March 31, 1997, 1996 and 1995

NOTE D -- BORROWINGS -- continued

The Note to Parent is an unsecured non-interest bearing note with no stated maturity. Accordingly, amounts due are classified as current in the accompanying statements of financial position.

The Company has borrowed $5.3 million as of March 31, 1997, under the Trade Loan Agreements. The loan bears interest at 7.3% and matures on June 30, 1998. Proceeds were used for the purchase of steel mill equipment.

The maturities of long-term borrowings for the fiscal years subsequent to March 31, 1997 are as follows:

  ($ in thousands)


   FISCAL                        AMOUNT
   ------                        ------
    1998                       $    435
    1999                         58,079
    2000                              -
    2001                        100,000
    2002                              -
 Thereafter                      79,395

                               ========
                               $237,909
                               ========



NOTE E -- INCOME TAXES

The provision for income taxes is comprised of the following amounts:
        ($ in thousands)

                                                   YEAR ENDED       YEAR ENDED       YEAR ENDED
                                                    MARCH 31,        MARCH 31,        MARCH 31,
                                                       1997             1996             1995
                                                       ----             ----             ----
Currently
     Federal                                          $7,391          $ 4,592           $3,572
     State                                               597              604                -
                                                      ------          -------           ------
                                                       7,988            5,196            3,572
                                                      ------          -------           ------
Deferred (benefit) provision:
     Federal                                            (594)          (1,301)           4,785
     State                                               394              101              997
                                                      ------          -------           ------
                                                        (200)          (1,200)           5,782
                                                      ------          -------           ------
                                                      $7,788          $ 3,996           $9,354
                                                      ======          =======           ======


AMERISTEEL CORPORATION
NOTES TO FINANCIAL STATEMENTS
March 31, 1997, 1996 and 1995

NOTE E -- INCOME TAXES -- continued

A reconciliation of the difference between the effective income tax rate for each year and the statutory federal income tax rate follows:

         ($ in thousands)

                                                  YEAR ENDED      YEAR ENDED       YEAR ENDED
                                                   MARCH 31,        MARCH 31,       MARCH 31,
                                                     1997             1996            1995
                                                     ----             ----            ----

Tax provision at statutory rates                    $5,544           $2,141           $6,949
State income taxes, net of federal income
  tax effect                                           722              244              997
Goodwill amortization                                1,446            1,611            1,611
Other items, net                                        76                -             (203)
                                                    ======           ======           ======
                                                    $7,788           $3,996           $9,354
                                                    ======           ======           ======



 The components of the deferred tax assets and liabilities consisted of the following at March 31:
             ($ in thousands)

                                                                      1997              1996
                                                                      ----              ----
      DEFERRED TAX ASSET
      Allowance for doubtful accounts                               $    390          $    390
      Worker's compensation accrual                                    1,413             1,648
      Employee benefits and related accruals                           2,351             2,229
      Environmental remediation accrual                                3,414             4,611
      Federal loss carryforward                                        1,654             2,055
      State loss carryforward                                             40               596
      Alternative minimum tax credit carryforward                          -               468
      Pension accrual                                                  2,334             1,739
      Post retirement benefits accrual                                 3,306             3,228
      Other                                                              856             1,136
                                                                    --------          --------
                                                                      15,758            18,100
                                                                    --------          --------
      DEFERRED TAX LIABILITY
      Inventories                                                     (1,992)           (2,988)
      Property, plant and equipment                                  (57,903)          (58,260)
      Assets held for sale                                            (2,432)           (3,240)
      Deferred compensation                                             (731)           (1,112)
                                                                    --------          --------
                                                                     (63,058)          (65,600)
                                                                    --------          --------

      NET DEFERRED TAX LIABILITY                                    $(47,300)         $(47,500)
                                                                    ========          ========




The Company has a Federal net operating loss carryforward of approximately $4.7 million and a state net operating loss of approximately $1.0 million, both expiring in 2009. As a result of a change in tax fiscal year, recognition of Federal net operating loss carryforwards are limited to approximately $1.6 million each year.

AMERISTEEL CORPORATION
NOTES TO FINANCIAL STATEMENTS
March 31, 1997, 1996 and 1995

NOTE  F  -- BENEFIT PLANS

The Company maintains a defined benefit pension plan covering substantially all employees. The benefits are based on years of service and compensation during the period of employment. Annual contributions are made in conformity with minimum funding requirements and maximum deductible limitations.

The plan's funded status and the amounts recognized in the accompanying statements of financial position are as follows:

     ($ in thousands)


                                                                         MARCH 31,         MARCH 31,
                                                                           1997              1996
                                                                           ----              ----
Actuarial present value of benefit obligations:
     Accumulated benefit obligation including vested
        benefits of $66,249 and $65,617, at March 31,
        1997 and 1996, respectively                                      $ 71,157          $ 69,221
                                                                         ========          ========

Projected benefit obligation for service rendered to date                 (84,646)         $(84,950)
Plan assets at fair value                                                  85,828            82,808
                                                                         --------          --------
Projected benefit obligation less than
     (in excess of) plan assets                                             1,182            (2,142)
Unrecognized net gain                                                      (6,549)           (1,310)
Unrecognized prior service cost                                              (390)             (426)
                                                                         --------          --------
Net accrued pension cost included in accrued salaries,
   wages and employee benefits                                           $ (5,757)         $ (3,878)
                                                                         ========          ========


The weighted average discount rates used in determining the actuarial present value of the accumulated benefit obligation were 7.75% and 7.5%, for the years ended March 31, 1997 and 1996, respectively. The rate of increase in future compensation levels was 4.5% for both years. The expected rate of return on plan assets was 9.5% for the years ended March 31, 1997 and 1996.

Pension cost included in the accompanying statements of income is comprised of the following:

         ($ in thousands)

                                                YEAR ENDED      YEAR ENDED       YEAR ENDED
                                                  MARCH 31,       MARCH 31,       MARCH 31,
                                                    1997            1996             1995
                                                    ----            ----             ----
     Service cost                                 $ 2,802        $  2,695          $ 2,574
     Interest cost                                  6,223           5,756            5,357
     Actual income from plan assets                (7,395)        (14,561)          (6,783)
     Net amortization and deferral                    249           8,025              982
                                                  -------        --------          -------
     Net pension cost                             $ 1,879        $  1,915          $ 2,130
                                                  =======        ========          =======

AMERISTEEL CORPORATION
NOTES TO FINANCIAL STATEMENTS
March 31, 1997, 1996 and 1995

NOTE  F -- BENEFIT PLANS -- continued

The Company also has a voluntary savings plan available to substantially all of its employees. Under this plan, the Company contributes amounts based upon a percentage of the savings paid into the plan by employees. The Company matches 50% of the employees' contributions up to 4% of employees' salaries. Costs under this plan were $1.1 million, $1.1 million, and $1.2 million for the years ended March 31, 1997, 1996 and 1995, respectively.

The Company has an unfunded Supplemental Benefits Plan, which is a nonqualified plan that provides certain officers defined pension benefits in excess of limits imposed by federal tax laws. The charges to income under the Supplemental Benefits Plan for the years ended March 31, 1997, 1996 and 1995 were $282 thousand, $0 and $159 thousand, respectively.

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

               ($ in thousands)                     MARCH 31,         MARCH 31,
                                                       1997              1996
                                                  -------------     -------------

              Retirees                                $4,496            $4,176
              Fully eligible active participants         232               238
              Other active plan participants           3,015             3,178
                                                      ------            ------
                           Total                       7,743             7,592

              Plan assets at fair value                    -                 -
              Unrecognized net gain                    1,319             1,303
                                                      ------            ------
              Accrued post retirement benefit
                obligation                            $9,062            $8,895
                                                      ======            ======


The following table summarizes the net post retirement benefit costs:

              ($ in thousands)                      MARCH 31,         MARCH 31,
                                                       1997              1996
                                                  -------------     -------------

              Service cost                            $  216            $  203
              Interest cost                              558               543
              Gain                                       (23)              (60)
                                                      ------            ------
              Net post retirement benefit cost        $  751            $  686
                                                      ======            ======

AMERISTEEL CORPORATION
NOTES TO FINANCIAL STATEMENTS
March 31, 1997, 1996 and 1995

NOTE  F -- BENEFIT PLANS -- continued

The weighted average discount rate used in determining the accrued post retirement benefit obligation was 7.75% for fiscal 1997 and 7.50% for fiscal 1996. The gross medical trend rate was assumed to be 10.31% in 1996 and dropping
 .346% per year to 6.0% in 2008 and beyond for pre-65 retirees that retired before January 1, 1994 and 9.0% decreasing by .5% per year to 5.5% in 2003 and beyond for post-65 retirees that retired before January 1, 1994. For retirees on or after January 1, 1994, the trend rate is the same until the Company's expected costs are double the 1992 costs. At that point, future increases in the medical trend will be paid by the retirees. The health care cost trend rate assumption has a significant effect on the amount of the obligation reported.

The incremental effect of a 1% increase in the medical trend rate would result in an increase of approximately $230,448 and $16,699 to the accrued post retirement benefit obligation and net post retirement benefit cost, respectively, as of and for the year ended March 31, 1997.

NOTE G -- COMMON STOCK

In fiscal 1996, the Board of Directors approved a one time Stock Purchase/Option Plan (the "Purchase Plan") available to essentially all employees. Employees who purchased stock were awarded stock options equal to six times the number of shares purchased. A total of 37,689 shares were sold under the Purchase Plan at a purchase price of $10.63 per share, with 32,448 shares outstanding as of March 31, 1997. The options were granted at fair value at the date of the grants, determined based on an independent appraisal as of the end of the previous fiscal year-end. The options have a four-year vesting period. A total of 226,134 options were granted under the Purchase Plan. No options remain available for future grant. The issued options and shares become one-third vested two years from the grant date, another one-third vested three years from the grant date and the remaining balance vested four years from the grant date. Options may be exercised for 10 years from the grant date.

During fiscal 1996, the Board of Directors also approved the AmeriSteel Corporation Equity Ownership Plan (the "Equity Ownership Plan") which provides for grants of common stock, options to purchase common stock and stock appreciation rights up to 438,852 shares. The Company has granted 91,350 incentive stock options and 12,100 shares of common stock under the Equity Ownership Plan through March 31, 1997. As of March 31, 1997, there remain 348,452 shares available for future grants. The issued options and shares become one-third vested two years from the grant date, another one-third vested three years from the grant date and the remaining balance vested four years from the grant date. All grants were at the fair market value of the common stock on the grant date, determined based on an independent appraisal as of the end of the previous fiscal year-end. Options may be exercised for 10 years from the grant date.

The Company accounts for its stock-based compensation plans under Accounting Principles Board Opinion No. 25 (APB 25), under which no compensation expense has been recognized for the instruments issued under the Purchase Plan or the options issued under the Equity Ownership Plan. In October 1995, the Financial Accounting Standards Board issued Statement of Financial Accounting Standards No. 123, "Accounting for Stock-Based Compensation" (SFAS No. 123), which was effective for fiscal years beginning after December 15, 1995. SFAS No. 123 allows companies to continue following the accounting guidance of APB 25, but requires pro forma disclosure of net income and earnings per share for the effects on compensation expense had the accounting guidance of SFAS No. 123 been adopted. The pro forma disclosures are required only for stock-based awards granted subsequent to April 1, 1995.

AMERISTEEL CORPORATION
NOTES TO FINANCIAL STATEMENTS
March 31, 1997, 1996 and 1995

NOTE G -- COMMON STOCK -- continued

The Company adopted SFAS No. 123 for disclosure purposes in fiscal 1997. For SFAS No. 123 purposes, the fair value of each option grant under the Purchase Plan and the Equity Ownership Plan has been estimated as of the date of the grant using a minimum value calculation with the following weighted average assumptions: risk-free interest rate of 6.5% and 6.3% for the Equity Ownership Plan and Purchase Plan, respectively; expected life of 7 years for both the Equity Ownership Plan and Purchase Plan; and dividend rate of 0% for both the Equity Ownership Plan and Purchase Plan. Using these assumptions, the fair value of the stock options granted in fiscal 1997 and 1996 is $347,159 and $1,009,501, respectively, which would be amortized as compensation expense over the vesting period of the options.

The fair value of the stock issued under the Purchase Plan has been estimated at the date of the grant using a minimum value calculation with the following weighted average assumptions: risk-free interest rate of 5.3%, expected life of 7 years and dividend rate of zero percent. Using these assumptions, the fair value of the issued stock in fiscal 1997 and fiscal 1996 is $0 and $75,755, respectively. The fiscal 1996 fair value would be compensation expense for fiscal 1996. Had compensation cost been determined consistent with SFAS No. 123, utilizing the assumptions detailed above, the Company's net income and earnings per share ("EPS") would have been changed to the following pro forma amounts:

                                              1997             1996
                                              ----             ----
     Net Income:         As Reported         $8,052           $2,120
                         Pro Forma            7,858            2,003

     EPS:                As Reported         $  .80           $  .21
                         Pro Forma              .78              .20

     Because the SFAS No. 123 method of accounting has not been applied to stock-based compensation granted prior to April 1, 1995, the resulting pro forma compensation cost may not be representative of that to be expected in future years.

AMERISTEEL CORPORATION
NOTES TO FINANCIAL STATEMENTS
March 31, 1997, 1996 and 1995

NOTE G -- COMMON STOCK -- continued

     The following table summarizes stock option activity for the years ended March 31, 1997 and 1996:

                                                Equity Ownership Plan
                        --------------------------------------------------------------------
                                        1997                            1996
                        --------------------------------------------------------------------
                                             Weighted-                        Weighted-
                             Number of        Average        Number of         Average
                              Shares         Exercise          Shares         Exercise
                                               Price                            Price
                        --------------------------------------------------------------------
Outstanding,
   beginning of year           12,000           $12.50              -            $   -

     Granted                   79,350            12.50          12,000            12.50
     Exercised                     -                -               -                -
     Forfeited                (13,050)          (12.50)             -                -

Outstanding,
   end of year                 78,300            12.50          12,000            12.50

Options vested
   at year-end                     -                -               -                -

Weighted-average
   fair value of
   options granted
   during the year                 -            $ 4.38              -            $ 4.46
                        --------------------------------------------------------------------


                                                  Purchase Plan
                        -------------------------------------------------------------------
                                      1997                             1996
                        -------------------------------------------------------------------
                                            Weighted-                        Weighted-
                           Number of         Average        Number of         Average
                            Shares          Exercise          Shares          Exercise
                                              Price                            Price
                        -------------------------------------------------------------------
Outstanding,
   beginning of year         221,094           $12.50               -           $   -

     Granted                      -                -           226,134           12.50
     Exercised                    -                -                -               -
     Forfeited               (26,316)           12.50           (5,040)          12.50

Outstanding,
   end of year               194,778            12.50          221,094           12.50

Options vested
   at year-end                    -                -                -               -

Weighted-average
   fair value of
   options granted
   during the year                -            $   -                -           $ 4.45
                        -------------------------------------------------------------------

No stock option activity occurred during fiscal 1995. The weighted-average remaining contractual life of the options under the Purchase Plan and the Equity Ownership Plan as of March 31, 1997 is 8.50 years and 9.15 years, respectively.

The weighted-average fair value of the shares sold under the Purchase Plan during fiscal 1996 was $12.50.

Subsequent to year end, the Board of Directors granted options for an additional 63,550 shares with an exercise price of $13.50 per share.

AMERISTEEL CORPORATION
NOTES TO FINANCIAL STATEMENTS
March 31, 1997, 1996 and 1995

NOTE H -- INCENTIVE COMPENSATION PLAN

During 1989, the Board of Directors approved a short-term incentive plan to reward key employees who are significant to the Company's long-term success. The awards are based on the Company's actual operating results, as compared to targeted results. The plan provides for annual distributions to participants based on that relationship. The plan is amended annually by the Board of Directors to reflect changes in expected operating results, and to adjust target results accordingly. The fiscal 1996 and 1997 plans were based on actual return on capital employed as compared to target return on capital employed. The prior fiscal years' plans were based on actual operating results as compared to target operating results. The award was $1.4 million for fiscal 1997, $1.2 million for fiscal 1996, and $1.9 million for fiscal 1995, which amounts were included in salaries, wages and employee benefits.

NOTE I -- ENVIRONMENTAL MATTERS

Environmental legislation and regulation at both the federal and state level is subject to change, which may change the cost of compliance. Various possible methods of remediation are presently being studied for approval; however, it is expected that the investigation and remediation process will take a number of years. Although the ultimate costs associated with the remediation are not presently known, the Company has estimated the cost to be approximately $12.3 million with these costs recorded in accrued liabilities as of March 31, 1997. The Company paid approximately $5.2 million in remediation costs in fiscal 1997. Of the amount accrued at March 31, 1997, the Company expects to pay approximately $5.1 million in fiscal 1998. The timing of future payments are uncertain due to the various remediation alternatives being considered. The Company's estimate of the remediation costs is based on its review of each site and the nature of such problems. The Company then determines for each site the expected remediation methods, and the estimated cost for each step of remediation. In all such determinations, the Company employs outside consultants, and providers of such remedial services where necessary, to assist in making such determinations.

The Company expensed approximately $2 million in each of the past two fiscal years, and $6 million in fiscal 1995 for environmental remediation costs.

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

AMERISTEEL CORPORATION
NOTES TO FINANCIAL STATEMENTS
March 31, 1997, 1996 and 1995

NOTE J -- COMMITMENTS

Operating Leases

The Company leases certain equipment and real property under noncancelable operating leases. Aggregate future minimum payments under these leases are as follows:


($ in thousands)           YEAR ENDING
                            MARCH 31,                AMOUNT
                           -----------              --------
                               1998                 $ 1,644
                               1999                   1,210
                               2000                   1,134
                               2001                     863
                               2002                     735
                            Thereafter                1,345
                                                    -------
                                                    $ 6,931
                                                    =======

Total rent expense was approximately $4.1 million, $4.2 million, and $5.0 million, for the years ended March 31, 1997, 1996 and 1995, respectively.

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

Employment Agreement
On June 1, 1994, the Company entered into a five-year employment agreement (the "Employment Agreement") with a senior member of management. The Employment Agreement provides for, among other benefits, a one-time bonus of $2,446,000, base annual salary of $300,000 (subsequently revised to $255,000 plus incentives based on performance), and equity interest of 7.5% of the outstanding common stock of the Company to vest ratably over the next five years. Deferred compensation of $4,500,000 was recorded related to the common stock granted, and is being amortized on a straight-line basis over the term of the Employment Agreement. The Employment Agreement also provides for certain additional benefits in the event of termination.

Interest Rate Swap
The Company maintained an interest rate swap (the "Swap") agreement as a hedge against fluctuations in interest rates on certain debt. The Swap had a notional amount of $20 million and expired on February 24, 1997. Under the terms of the Swap, the Company agreed to pay fixed interest at 9% and receive variable interest at the LIBOR Rate plus 3.0%, computed on the notional amount. The Company amortized the premium paid to acquire the Swap over its term as an adjustment to interest expense.

AMERISTEEL CORPORATION
NOTES TO FINANCIAL STATEMENTS
March 31, 1997, 1996 and 1995

NOTE J -- COMMITMENTS -- continued

Litigation
The Company is defending various claims and legal actions which are common to its operations. While it is not feasible to predict or determine the ultimate outcome of these matters, none of them, in the opinion of management, will have a material effect on the Company's financial position or results of operations.

NOTE K -- OTHER OPERATING EXPENSES

In June 1995, the Company announced the closing of the Tampa rolling mill resulting in a $15.0 million charge of which $12.0 million was used to reduce fixed assets to realizable value while the balance was primarily benefit costs for affected employees. The Company also wrote off $752 thousand in fiscal 1996, for the remaining cost of the Woodbridge, Virginia lease which was closed in fiscal 1995.

               REPORT OF INDEPENDENT CERTIFIED PUBLIC ACCOUNTANTS

To the Board of Directors and Shareholders of AmeriSteel Corporation:

We have audited the accompanying statements of financial position of AmeriSteel Corporation (a Florida corporation) as of March 31, 1997 and 1996, and the related statements of income, shareholders' equity and cash flows for each of the three years in the period ended March 31, 1997. These financial statements are the responsibility of the Company's management. Our responsibility is to express an opinion on these financial statements based on our audits.

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

In our opinion, the financial statements referred to above present fairly, in all material respects, the financial position of AmeriSteel Corporation as of March 31, 1997 and 1996, and the results of its operations and its cash flows for each of the three years in the period ended March 31, 1997, in conformity with generally accepted accounting principles.

Tampa, Florida,
April 25, 1997

ITEM 9. CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURES

None.

                                    PART III

ITEM 10. DIRECTORS AND EXECUTIVE OFFICERS OF THE REGISTRANT

The information required with respect to Directors and Executive Officers is included in the Information Statement which will be submitted to shareholders prior to July 29, 1997, and is incorporated herein by reference.

ITEM 11. EXECUTIVE COMPENSATION

The information required with respect to Executive Compensation is included in the Information Statement which will be submitted to shareholders prior to July 29, 1997, and is incorporated herein by reference.

ITEM 12. SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT

The information required with respect to Security Ownership of Certain Beneficial Owners and Management is included in the Information Statement which will be submitted to shareholders prior to July 29, 1997, and is incorporated herein by reference.

ITEM 13. CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS

The information required with respect to Certain Relationships and Related Transactions is included in the Information Statement which will be submitted to shareholders prior to July 29, 1997, and is incorporated herein by reference.

                                     PART IV

ITEM 14. EXHIBITS, FINANCIAL STATEMENT SCHEDULES, AND REPORTS ON FORM 8-K

(a)(1) The following financial statements of AmeriSteel Corporation as of the dates and for the periods indicated are filed as part of this report:

        Statements of Financial Position            March 31, 1997 and March 31, 1996

        Statements of Operations                    Years Ended March 31, 1997, March
                                                    31, 1996 and March 31, 1995

        Statements of Shareholder's Equity          Years Ended March 31, 1997, March
                                                    31, 1996 and March 31, 1995

        Statements of Cash Flows                    Years Ended March 31, 1997, March
                                                    31, 1996 and March 31, 1995

       Report of Independent Certified Public Accountants - April 25, 1997

   (2) The following financial statement schedules of AmeriSteel Corporation are filed as part of this report: None

       All schedules for which provision is made in the applicable accounting regulation of the Securities and Exchange Commission are not required under the related instructions or are inapplicable and, therefore, have been omitted.

(b)    Reports on Form 8-K.     None filed for the quarter ended March 31, 1997.

(c) The exhibits to this report are indexed below and are filed or incorporated by reference as part of this report:

       Exhibit 3(i) Amended and Restated Articles of Incorporation of the Company as amended by amendments dated May 22, 1995 and March 27, 1996 (Filed as Exhibit 3(I) to the Company's Annual Report on Form 10-K for the year ended March 31, 1996.)

                     3(ii) By-Laws of the Company (Filed as Exhibit 3.2 to the Company's Annual Report on Form 10-K for the year ended September 30, 1992.)

       Exhibit 10           AmeriSteel Equity Ownership Plan
                            AmeriSteel Strategic Value Added Executive
                            Short-Term Incentive Plan (Both filed as Exhibit 10 to the Company's Annual Report on Form 10-K for the year ended March 31, 1996.)

       Exhibit 23           Consent of Arthur Andersen LLP

       Exhibit 27           Financial Data Schedule (for SEC use only)

                                   SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

                            AMERISTEEL CORPORATION
                            By: /s/ Phillip E. Casey               June 24, 1997
                            ----------------------------------------------------
                            Phillip E. Casey, Chairman of the Board     Date
                                              Chief Executive Officer

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the Registrant and in the capacities and on the dates indicated.

                         NAME                                                             TITLE
----------------------------------------------------------          -------------------------------------------------
/s/ Phillip E. Casey                      June 24, 1997             Chief Executive Officer
----------------------------------------------------------          Chairman of the Board; Director
Phillip E. Casey                              Date


/s/ Koichi Takashima                      June 24, 1997             Director
----------------------------------------------------------
Koichi Takashima                              Date

/s/                                                                 Director
----------------------------------------------------------
Akihiko Takashima                             Date

/s/                                                                 Director
----------------------------------------------------------
Takeshi Fujimura                              Date

/s/                                                                 Director
----------------------------------------------------------
Hideichiro Takashima                          Date

/s/ Ryutaro Yoshioka                      June 24, 1997             Director
----------------------------------------------------------
Ryutaro Yoshioka                              Date

/s/ Shuzo Hikita                          June 24, 1997             Vice President, Engineering and Technology; Director
----------------------------------------------------------
Shuzo Hikita                                  Date


/s/ J. Donald Haney                       June 24, 1997             Group Vice President, Fabricated Reinforcing Steel;
----------------------------------------------------------          Director
J. Donald Haney                               Date

/s/ Tom J. Landa                          June 24, 1997             Vice President, Chief Financial Officer and
----------------------------------------------------------          Secretary (Principal Financial Officer and
Tom J. Landa                                  Date                  Principal Accounting Officer); Director