Form 10-Q
period 1997-06-30
AMERISTEEL CORP
filed 1997-08-04
CIK 37661

                      SECURITIES AND EXCHANGE COMMISSION
                               Washington, D.C.
                                    20549

                                  FORM 10-Q


            [X] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15 (d)
                    OF THE SECURITIES EXCHANGE ACT OF 1934

                     FOR THE QUARTER ENDED JUNE 30, 1997

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

                               Mailing Address:
                               P. O. Box 31328
                          Tampa, Florida 33631-3328
                         Telephone No. (813)286-8383

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15 (d) of the Securities Exchange Act of 1934 during the preceding 12 months, and (2) has been subject to such filing requirements for the past 90 days.

                                  Yes   X   No
                                      -----   -----

      As of July 31, 1997 the registrant had 10,074,885 shares $.01 par value common stock outstanding.

                       PART I -- FINANCIAL INFORMATION

ITEM I.  FINANCIAL STATEMENTS

AMERISTEEL CORPORATION
STATEMENTS OF FINANCIAL POSITION
($ in thousands)


                                                          JUNE 30,       MARCH 31,
                                                            1997           1997
                                                        (UNAUDITED)
                                                        ------------    ---------
ASSETS

CURRENT ASSETS
      Cash and cash equivalents                          $  3,306       $  1,645
      Accounts receivable                                  77,973         68,563
      Inventories                                         104,905        106,173
      Deferred tax assets                                   5,000          5,000
      Other current assets                                  1,122          1,138
                                                         --------       --------
               TOTAL CURRENT ASSETS                       192,306        182,519

ASSETS HELD FOR SALE                                       14,967         14,838

PROPERTY, PLANT AND EQUIPMENT                             310,507        308,159
      Less accumulated depreciation                        62,924         58,138
                                                         --------       --------
                                                          247,583        250,021

GOODWILL                                                   84,740         85,773

DEFERRED FINANCING COSTS                                    2,289          2,523

OTHER ASSETS                                                    7             11
                                                         --------       --------

TOTAL ASSETS                                             $541,892       $535,685
                                                         ========       ========


      See notes to financial statements

AMERISTEEL CORPORATION
STATEMENTS OF FINANCIAL POSITION -- continued
($ in thousands)


                                                                                     JUNE 30,    MARCH 31,
                                                                                       1997         1997
                                                                                   (UNAUDITED)
                                                                                   ----------   ----------
LIABILITIES AND SHAREHOLDERS' EQUITY

CURRENT LIABILITIES
      Trade accounts payable                                                       $  40,482    $  44,666
      Salaries, wages and employee benefits                                           14,470       14,598
      Environmental remediation                                                        5,633        5,079
      Other current liabilities                                                        9,615        4,355
      Interest payable                                                                 1,745        4,659
      Current maturities of long-term borrowings                                       5,687          435
                                                                                   ---------    ---------
                          TOTAL CURRENT LIABILITIES                                   77,632       73,792

LONG -TERM BORROWINGS, LESS CURRENT PORTION                                          231,745      237,474

OTHER LIABILITIES                                                                     21,045       21,555

DEFERRED TAX LIABILITIES                                                              52,300       52,300

SHAREHOLDERS' EQUITY
      Common stock, $.01 par value; 30,000,000 shares authorized at June 30, and
        March 31, 1997, 10,075,174 and 10,079,028 shares outstanding at June 30,
        and March 31, 1997, respectively                                                 101          101
      Capital in excess of par                                                       156,765      156,816
      Retained earnings (accumulated deficit)                                          4,095       (4,328)
      Deferred compensation                                                           (1,791)      (2,025)
                                                                                   ---------    ---------
                          TOTAL SHAREHOLDERS' EQUITY                                 159,170      150,564
                                                                                   ---------    ---------

TOTAL LIABILITIES AND SHAREHOLDERS' EQUITY                                         $ 541,892    $ 535,685
                                                                                   =========    =========



      See notes to financial statements

AMERISTEEL CORPORATION
STATEMENTS OF INCOME
($ in thousands except per common share)

                                                  THREE MONTHS ENDED
                                                 JUNE 30,     JUNE 30,
                                                   1997         1996
                                               (UNAUDITED)   (UNAUDITED)
                                                --------      --------
NET SALES                                       $168,359      $169,822

Operating Expenses:
     Cost of sales, excluding depreciation       135,037       148,912
     Selling and administrative                    7,572         6,933
     Depreciation                                  4,827         3,995
     Amortization of goodwill                      1,033         1,033
                                                --------      --------
                                                 148,469       160,873
                                                --------      --------
INCOME FROM OPERATIONS                            19,890         8,949

Other Expenses:
     Interest                                      5,188         4,855
     Amortization of deferred financing costs        234           234
                                                --------      --------
                                                   5,422         5,089
                                                --------      --------
INCOME BEFORE INCOME TAXES                        14,468         3,860

Income taxes                                       6,045         1,908
                                                --------      --------

NET INCOME                                      $  8,423      $  1,952
                                                ========      ========

Weighted average common shares outstanding
     (in thousands)                               10,098        10,094

EARNINGS PER COMMON SHARE                       $   0.83      $   0.19
                                                ========      ========



See notes to financial statements

AMERISTEEL CORPORATION
STATEMENTS OF CASH FLOWS
($ in thousands)


                                                                 THREE MONTHS ENDED
                                                                 JUNE 30,    JUNE 30,
                                                                   1997       1996
                                                               (UNAUDITED) (UNAUDITED)
                                                                --------    --------
OPERATING ACTIVITIES
Net income                                                      $  8,423    $  1,952
Adjustments to reconcile net income to net cash
 provided by operating activities:
    Depreciation and amortization                                  6,094       5,262
    Deferred income taxes                                             --         500
    Other (loss on asset disposals and deferred compensation)        740         295


Changes in operating assets and liabilities:
    Accounts receivable                                           (9,410)     (4,156)
    Inventories                                                    1,268      14,942
    Other assets                                                    (109)        268
    Accounts payable, income taxes and other liabilities          (1,923)       (666)
                                                                --------    --------

NET CASH PROVIDED BY OPERATING ACTIVITIES                          5,083      18,397

INVESTING ACTIVITIES
    Additions to property, plant and equipment                    (2,895)    (13,514)
    Proceeds from sales of property, plant and equipment               1         127
    Use of restricted IRB funds                                       --       4,017
                                                                --------    --------
NET CASH USED IN INVESTING ACTIVITIES                             (2,894)     (9,370)

FINANCING ACTIVITIES
    Payments to short-term and long-term borrowings, net            (477)     (9,375)
    Redemption of common stock                                       (51)        (44)
                                                                --------    --------

NET CASH USED IN FINANCING ACTIVITIES                               (528)     (9,419)
                                                                --------    --------

INCREASE (DECREASE) IN CASH
    AND CASH EQUIVALENTS                                           1,661        (392)

CASH AND CASH EQUIVALENTS AT
    BEGINNING OF PERIOD                                            1,645       6,193
                                                                --------    --------

CASH AND CASH EQUIVALENTS AT
    END OF PERIOD                                               $  3,306    $  5,801
                                                                ========    ========



See note to financial statements

AMERISTEEL CORPORATION
NOTES TO FINANCIAL STATEMENTS

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

The accompanying unaudited condensed financial statements have been prepared in accordance with the instructions for Form 10-Q and, therefore, do not include all the information or footnotes necessary for a complete presentation of financial condition, results of operations and cash flows in conformity with generally accepted accounting principles. However all adjustments which, in the opinion of management are necessary for a fair presentation, have been included. Such adjustments consisted of only normally recurring items.

It is suggested that these condensed financial statements be read in conjunction with the financial statements and the notes thereto included in the Company's latest annual report on Form 10-K. The results of the three months ended June 30, 1997 are not necessarily indicative of the results to be expected for the fiscal year ending March 31, 1998.

NOTE B - SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

Recent Accounting Pronouncements: In February 1997, the Financial Accounting Standards Board issued Statement No. 128, "Earnings per Share" which establishes standards for computing and presenting earnings per share. The statement replaces the presentation of primary earnings per share with a presentation of basic earnings per share. It also requires dual presentation of basic and diluted earnings per share on the income statement and provides for certain disclosures. The Company will adopt Statement No. 128 in the third quarter of fiscal 1998 and does not believe the effect of adoption will be material.

In June 1997, the Financial Accounting Standards Board issued Statement No. 131, "Disclosures about Segments of an Enterprise and Related Information" which establishes standards for reporting information about operating segments of a business. The statement, which is based on the management approach to segment reporting, includes requirements to report selected segment information and entity-wide disclosures about products and services, major customers, and the countries in which the Company holds assets and reports revenues. This statement becomes effective for the Company for reporting beginning in fiscal 1999. Management has not yet evaluated the effects of this change on the Company's financial statements.

Reclassifications: Certain amounts in the prior period financial statements have been reclassified to conform to the current fiscal financial statement presentation.

AMERISTEEL CORPORATION
NOTES TO FINANCIAL STATEMENTS

NOTE C -- INVENTORIES

Inventories consist of the following:
     ($ in thousands)

                                                                         JUNE 30,                MARCH 31,
                                                                           1997                    1997
                                                                       (UNAUDITED)
                                                                       ----------                --------
Finished goods                                                           $ 61,230                $ 59,299

Work in-process                                                            12,753                  14,175

Raw materials and operating supplies                                       30,922                  32,699
                                                                         --------                --------
                                                                         $104,905                $106,173
                                                                         ========                ========


NOTE D -- BORROWINGS


Long-term borrowings consist of the following:
    ($ in thousands)


                                                                          JUNE 30,               MARCH 31,
                                                                            1997                    1997
                                                                         ---------               --------
      Revolving Credit Agreement                                          $ 50,870               $ 51,340
      First Mortgage Notes                                                 100,000                100,000
      Subordinated Intercompany Note                                        50,000                 50,000
      Industrial Revenue Bonds                                              30,875                 30,875
      Trade Loan Agreement                                                   5,259                  5,259
      Note to Parent                                                           428                    435
                                                                          --------               --------
                                                                           237,432                237,909
      Less Current Maturities                                                5,687                    435
                                                                          --------               --------
                                                                          $231,745               $237,474
                                                                          ========               ========




NOTE E -- ENVIRONMENTAL MATTERS

Environmental legislation and regulation at both the federal and state level is subject to change, which may change the cost of compliance. Various possible methods of remediation are presently being studied for approval; however, it is expected that the investigation and remediation process will take a number of years. Although the ultimate costs associated with the remediation are not presently known, the Company has estimated the cost to be approximately $12.2 million with these costs recorded in accrued liabilities as of June 30, 1997. The Company paid approximately $5.2 million in remediation costs in fiscal 1997. Of the amount accrued at March 31, 1997, the Company expects to pay approximately $5.1 million in fiscal 1998. The timing of future payments are uncertain due to the various remediation alternatives being considered. The Company's estimate of the remediation costs is based on its review of each site and the nature of such problems. The Company then determines for each site the expected remediation methods, and the estimated cost for each step of remediation. In all such determinations, the Company employs outside consultants, and providers of such remedial services where necessary, to assist in making such determinations.

AMERISTEEL CORPORATION
NOTES TO FINANCIAL STATEMENTS

NOTE E -- ENVIRONMENTAL MATTERS - continued

The Company expensed approximately $2 million in each of the past two fiscal years, and $6 million in fiscal 1995 for environmental remediation costs.

Based on past use of certain technologies and remediation methods by third parties, evaluation of those technologies and methods by the Company's consultants and quotations and third-party estimates of costs of remediation-related services provided to the Company or of which the Company and its consultants are aware, the Company and its consultants believe that the Company's cost estimates are reasonable. In light of the uncertainties inherent in determining the costs associated with the clean-up of such contamination, including the time periods over which such costs must be paid, the extent of contribution by parties which are jointly and severally liable, and the nature and timing of payments to be made under cost sharing arrangements, there can be no assurance the ultimate costs of remediation may not be greater or less than the estimated remediation costs.

ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATION

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

LIQUIDITY AND CAPITAL RESOURCES

The Company recently extended the maturity of its Revolving Credit Agreement by one year to June 9, 1999. The Revolving Credit Agreement provides up to $140 million in borrowings subject to a "borrowing base" amount which substantially provides the Company's liquidity. Available funding under the Revolver was $33.2 million at June 30, 1997.

Net cash provided by operating activities for the quarter ended June 30, 1997 was $5.1 million compared to $18.4 million for the same period last year, due primarily to increased working capital levels as a result of improved production and sales activities. Accounts receivables increased $9.4 million during the quarter ended June 30, 1997 while inventories declined by $1.3 million. Finished goods inventory increased by $1.9 million but was offset by a $3.2 million reduction in work-in-process and raw material inventories.

The Company believes that the amounts available from operating cash flows and funds available through its Revolving Credit Agreement are sufficient to meet its expected cash needs and planned capital expenditures for the foreseeable future.

The Company continues to comply with all of the covenants of its loan agreements.

AMERISTEEL CORPORATION
ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATION - Continued

RESULTS OF OPERATIONS                                        THREE MONTHS ENDED
                                                           JUNE 30,     JUNE 30,
                                                             1997         1996
                                                          (UNAUDITED) (UNAUDITED)
                                                          ----------- -----------

Shipments (Tons)
----------------
Stock Rebar                                                 140,261      134,635
Merchant Bar                                                136,093      120,784
Rods                                                         29,029       35,398
                                                           --------     --------
       Mill Finished Products                               305,383      290,817


Fabricated Rebar                                             85,327       84,019
Billets                                                      55,335      108,564
                                                           --------     --------
Total Shipments                                             446,045      483,400
                                                           ========     ========

Selling Price ($ Per Ton)
-------------------------
Stock Rebar                                                $    331     $    308
Merchant Bar                                                    364          357
Rods                                                            339          319
                                                           --------     --------
       Mill Finished Products                                   346          329
Fabricated Rebar (plain)                                        457          453
Billets                                                         231          222


Metal Margin Spread ($ Per Ton)
-------------------------------
Mill Selling Price                                         $    346     $    329
Ferrous Scrap Price                                             129          131
                                                           --------     --------
Metal Margin Spread                                        $    217     $    198
                                                           ========     ========


Revenues: Improved market conditions resulted in a 4.2% increase in shipments of finished goods coupled with a 5.2% increase in average mill selling prices for the first fiscal quarter ended June 30, 1997 compared with the same period last year. While overall revenues declined 1%, the ratio of higher margin finished product sales to semi-finished billet shipments improved. Full utilization of the Company's Charlotte, North Carolina and Jackson, West Tennessee rolling mills, where production of finished goods was curtailed by major projects last year, improved inventory availability.

Cost of Sales: Higher and more efficient production levels, lower scrap costs and improved ratio of finished goods to billet sales resulted in cost of sales declining from 88% of net sales in the quarter ended June 30, 1996 to 80% of sales in the quarter ended June 30, 1997.

Selling and Administrative: Selling and administrative expenses for the quarter ended June 30, 1997 increased 9.2% over the same period last year due primarily to increased incentive pay as a result of improved performance.

Depreciation: Depreciation expense of $4.8 million for the quarter ended June 30, 1997 increased 20.8% over the same period last year due to capital improvement spending of $23.8 million since June 30, 1996.

                         PART II -- OTHER INFORMATION

ITEM 6.       EXHIBITS AND REPORTS ON FORM 8-K

              (a) The following documents are filed as exhibits to this
                  Quarterly Report on Form 10-Q:

                  Exhibit 11    Statement re: computation of per share earnings
                  Exhibit 27    Financial Data Schedule (for SEC use only)

              (b) Reports on Form 8-K:

                  None

                                    SIGNATURES


Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

                                    AMERISTEEL CORPORATION


Date: August 4, 1997                /s/  Phillip E. Casey
                                    --------------------------------------------
                                    Phillip E. Casey, Chairman of the Board and
                                    Chief Executive Officer


Date: August 4, 1997                /s/  Tom J. Landa
                                    --------------------------------------------
                                    Tom J. Landa, Vice President, Chief
                                    Financial Officer and Secretary (Principal
                                    Financial Officer and Principal Accounting
                                    Officer); Director