Form 10-Q
period 1997-09-30
AMERISTEEL CORP
filed 1997-11-14
CIK 37661

                       SECURITIES AND EXCHANGE COMMISSION
                                Washington, D.C.
                                      20549

                                    FORM 10-Q


              [X] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15 (d)
                     OF THE SECURITIES EXCHANGE ACT OF 1934

                FOR THE QUARTERLY PERIOD ENDED SEPTEMBER 30, 1997

                                       OR

              [ ] TRANSITION REPORT PURSUANT TO SECTION 13 OR 15 (d)
                     OF THE SECURITIES EXCHANGE ACT OF 1934

         FOR THE TRANSITION PERIOD FROM            TO
                                       ------------  ------------

                           Commission File No. 1-5210


                             AMERISTEEL CORPORATION
             (Exact name of registrant as specified in its charter)


              FLORIDA                                      59-0792436
              -------                                      ----------
State or other jurisdiction of                I.R.S. Employer Identification No.
incorporation or organization

                              5100 W. LEMON STREET
                              TAMPA, FLORIDA 33609
                    (Address of principal executive offices)

        Registrant's telephone number, including area code (813)286-8383

Indicate by check mark whether the registrant: (1) has filed all reports required to be filed by Section 13 or 15 (d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.

                                 Yes   X   No
                                      ---      ---

As of October 31, 1997 the registrant had 10,114,385 shares $.01 par value common stock outstanding.

PART I -- FINANCIAL INFORMATION

ITEM I.  FINANCIAL STATEMENTS

                             AMERISTEEL CORPORATION
                        STATEMENTS OF FINANCIAL POSITION

                                                September 30,         March 31,
                                                    1997                1997
                                                -------------         ---------
                                                (Unaudited)
                                                         ($ in thousands)
                    ASSETS

CURRENT ASSETS
   Cash and cash equivalents                      $   1,848           $   1,645
   Accounts receivable                               77,573              68,563
   Inventories                                      106,830             106,173
   Deferred tax assets                                5,000               5,000
   Other current assets                               1,442               1,138
                                                  ---------           ---------
        TOTAL CURRENT ASSETS                        192,693             182,519

ASSETS HELD FOR SALE                                 14,967              14,838

PROPERTY, PLANT AND EQUIPMENT                       317,496             308,159
   Less accumulated depreciation                     67,679              58,138
                                                  ---------           ---------
                                                    249,817             250,021

GOODWILL                                             83,708              85,773

DEFERRED FINANCING COSTS                              2,208               2,523

OTHER ASSETS                                              7                  11
                                                  ---------           ---------
TOTAL ASSETS                                      $ 543,400           $ 535,685
                                                  =========           =========


See notes to financial statements

                             AMERISTEEL CORPORATION
                  STATEMENTS OF FINANCIAL POSITION -- continued



                                                                               SEPTEMBER 30,              MARCH 31,
                                                                                   1997                      1997
                                                                               -------------              ---------
                                                                                 (Unaudited)
                                                                                          ($ in thousands)
        LIABILITIES AND SHAREHOLDERS' EQUITY

CURRENT LIABILITIES
  Trade accounts payable                                                        $ 39,779                   $ 44,666
  Salaries, wages and employee benefits                                           14,926                     14,598
  Environmental remediation                                                        5,875                      5,079
  Other current liabilities                                                        9,594                      4,355
  Interest payable                                                                 4,980                      4,659
  Current maturities of long-term borrowings                                       5,687                        435
                                                                                --------                   --------
        TOTAL CURRENT LIABILITIES                                                 80,841                     73,792

LONG-TERM BORROWINGS, LESS CURRENT PORTION                                       216,835                    237,474

OTHER LIABILITIES                                                                 24,014                     21,555

DEFERRED TAX LIABILITIES                                                          52,300                     52,300

SHAREHOLDERS' EQUITY
  Common stock, $.01 par value; 30,000,000 shares authorized at September 30, and March 31, 1997, 10,114,603 and 10,079,028
    shares outstanding at September 30, and March 31, 1997, respectively.            101                        101
  Capital in excess of par                                                       157,297                    156,816
  Retained earnings (accumulated deficit)                                         14,108                     (4,328)
  Deferred compensation                                                           (2,096)                    (2,025)
                                                                               ---------                 ----------
      TOTAL SHAREHOLDERS' EQUITY                                               $ 169,410                 $  150,564
                                                                               ---------                 ----------
TOTAL LIABILITIES AND SHAREHOLDERS' EQUITY                                     $ 543,400                 $  535,685
                                                                               =========                 ==========


 See notes to financial statements

                             AMERISTEEL CORPORATION
                        STATEMENTS OF INCOME (UNAUDITED)


                                                         SIX MONTHS ENDED     THREE MONTHS ENDED
                                                           SEPTEMBER 30,         SEPTEMBER 30,
                                                          1997       1996       1997       1996
                                                        --------   --------   --------   --------
                                                         ($ IN THOUSANDS EXCEPT PER COMMON SHARE)
NET SALES                                               $343,805   $327,908   $175,446   $158,086

Operating Expenses:
  Cost of sales                                          227,251    285,173    142,214    136,261
  Selling and administrative                              12,834     14,261      5,262      7,328
  Depreciation                                             9,643      8,091      4,816      4,096
  Amortization of goodwill                                 2,065      2,065      1,032      1,032
                                                        --------   --------   --------   --------
                                                         301,793    309,590    153,324    148,717
                                                        --------   --------   --------   --------
INCOME FROM OPERATIONS                                    42,012     18,318     22,122      9,369

Other Expenses:
  Interest                                                10,115      9,898      4,927      5,043
  Amortization of deferred financing costs                   353        467        119        233
                                                        --------   --------   --------   --------
                                                          10,468     10,365      5,046      5,276
                                                        --------   --------   --------   --------
INCOME BEFORE INCOME TAXES                                31,544      7,953     17,076      4,093

Income taxes                                              13,108      3,907      7,063      1,999
                                                        --------   --------   --------   --------
NET INCOME                                              $ 18,436   $  4,046   $ 10,013   $  2,094
                                                        ========   ========   ========   ========
Weighted average common shares outstanding (in
  thousands)                                              10,096     10,093     10,095     10,093

EARNINGS PER COMMON SHARE                               $   1.83   $   0.40   $   1.00   $   0.21
                                                        ========   ========   ========   ========

See notes to financial statements

                             AMERISTEEL CORPORATION
                      STATEMENTS OF CASH FLOWS (UNAUDITED)

                                                                         SIX MONTHS ENDED
                                                                   SEPTEMBER 30,  SEPTEMBER 30,
                                                                        1997           1996
                                                                   -------------  -------------
                                                                       ($ IN THOUSANDS)
OPERATING ACTIVITIES
Net income                                                            $   18,436    $    4,046
Adjustments to reconcile net income to net cash
  provided by operating activities:
   Depreciation and amortization                                          12,061        10,623
   Deferred income taxes                                                      --         1,300
   Other(loss on asset disposals and deferred compensation)                2,313           492

Changes in operating assets and liabilities:
   Accounts receivable                                                    (9,010)          761
   Inventories                                                              (657)       16,758
   Other assets                                                             (429)          270
   Accounts payable, income taxes and other liabilities                    4,256        (4,898)
                                                                      ----------    ----------
NET CASH PROVIDED BY OPERATING ACTIVITIES                                 26,970        29,352

INVESTING ACTIVITIES
   Additions to property, plant and equipment                             (9,121)      (24,211)
   Proceeds from sales of property, plant and equipment                       90           519
   Restricted IRB funds                                                   (2,252)        8,109
                                                                     -----------    ----------
NET CASH USED IN INVESTING ACTIVITIES                                    (11,283)      (15,583)

FINANCING ACTIVITIES
   Payments to short-term and long-term borrowings, net                  (20,387)      (19,782)
   Proceeds from IRB (Bonds)                                               5,000             -
   Addition to deferred financing costs                                      (38)            -
   Purchase of common stock                                                  (59)         (107)
                                                                     -----------    ----------
NET CASH USED IN FINANCING ACTIVITIES                                    (15,484)      (19,889)
                                                                     -----------    ----------
INCREASE (DECREASE) IN CASH
   AND CASH EQUIVALENTS                                                      203        (6,120)

CASH AND CASH EQUIVALENTS AT
   BEGINNING OF PERIOD                                                     1,645         6,193
                                                                     -----------    ----------
CASH AND CASH EQUIVALENTS AT
   END OF PERIOD                                                     $     1,848    $       73
                                                                     ===========    ==========

See notes to financial statements

                             AMERISTEEL CORPORATION
                NOTES TO UNAUDITED CONDENSED FINANCIAL STATEMENTS

NOTE A -- BASIS OF PRESENTATION

The condensed financial statements include the accounts of AmeriSteel Corporation, a Florida corporation, (the "Company"). As of April 1, 1996, the Company changed its name from Florida Steel Corporation (which it had used since
1956) to AmeriSteel Corporation. The predecessor of the Company was formed in 1937.

The accompanying unaudited condensed financial statements do not include all the information or footnotes necessary for a complete presentation of financial condition, results of operations and cash flows in conformity with generally accepted accounting principles. However all adjustments which, in the opinion of management are necessary for a fair presentation, have been included. Such adjustments consist only of normally recurring items.

It is suggested that these condensed financial statements be read in conjunction with the financial statements and the notes thereto included in the Company's latest annual report on Form 10-K. The results of the six months ended September 30, 1997 are not necessarily indicative of the results to be expected for the fiscal year ending March 31, 1998.

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

                             AMERISTEEL CORPORATION
                NOTES TO UNAUDITED CONDENSED FINANCIAL STATEMENTS

NOTE C -- INVENTORIES

Inventories consist of the following:

                                           SEPTEMBER 30,       MARCH 31,
                                               1997              1997
                                           ------------        --------
                                           (UNAUDITED)
                                                 ($ IN THOUSANDS)
Finished goods                               $ 64,056          $ 59,299
Work in-process                                10,022            14,175
Raw materials and operating supplies           32,752            32,699
                                             --------          --------
                                             $106,830          $106,173
                                             ========          ========

NOTE D -- BORROWINGS

Long-term borrowings consist of the following:

                                           SEPTEMBER 30,       MARCH 31,
                                               1997              1997
                                             --------          --------
                                            (UNAUDITED)
                                                  ($ IN THOUSANDS)
Revolving Credit Agreement                   $ 30,960          $ 51,340
First Mortgage Notes                          100,000           100,000
Subordinated Intercompany Note                 50,000            50,000
Industrial Revenue Bonds                       35,875            30,875
Trade Loan Agreement                            5,259             5,259
Note to Parent                                    428               435
                                             --------          --------
                                              222,522           237,909
Less Current Maturities                         5,687               435
                                             --------          --------
                                             $216,835          $237,474
                                             ========          ========

NOTE E -- ENVIRONMENTAL MATTERS

The Company is involved in the manufacture of steel, in connection with which it produces and uses certain substances that may pose environmental hazards. The principal hazardous waste generated by current and past operations is emission control dust ("EC dust"), a residual from the production of steel in electric arc furnaces. Environmental legislation and regulation at both the federal and state level over EC dust is subject to change, which may change the cost of compliance. While EC dust is generated in current production processes, such EC dust is being collected, handled and disposed of in a manner which management believes meets all current federal and state environmental regulations. The costs of such collection and disposal are being expensed and paid currently from operations. In addition, the Company has handled and disposed of EC dust in other manners in previous years, and is responsible for the remediation of certain sites where such EC dust was generated and/or disposed. In general, the Company's estimate of the remediation costs is based on its review of each site and the nature of the anticipated remediation activities to be undertaken. The Company's process for estimating such remediation costs includes determining for each site the expected remediation methods, and the estimated cost for each step of the remediation. In all such determinations, the Company employs outside consultants, and providers of such remedial services where necessary, to assist in making such determinations. Although the ultimate costs associated

                             AMERISTEEL CORPORATION
                NOTES TO UNAUDITED CONDENSED FINANCIAL STATEMENTS

NOTE E -- ENVIRONMENTAL MATTERS (CONTINUED)

with the remediation are not presently known, the Company has estimated the total cost to be approximately $14.9 million and has recorded these costs as accrued liabilities as of September 30, 1997. The majority of this amount is associated with four sites.

The Tampa mill site contains slag and soil that is contaminated with EC dust generated by past operations. The volume and mass estimates of the contamination were based on analytical data from approximately 600 soil borings, 700 soil samples and 91 groundwater-monitoring wells. The remediation approach selected by the Company, excavation and on-site treatment and disposal, was approved, and a permit issued, by the U.S. Environmental Protection Agency during fiscal 1996 and by the Florida Department of Environmental Protection during fiscal 1998. The Company is currently awaiting a signed Consent Order to begin the remediation process. The remediation cost estimates are based on the Company's previous experience with comparable projects as well as estimates provided by outside environmental consultants. The Company is responsible for the total remediation costs and currently estimates those costs to be approximately $8 million for this site. The Company expects cleanup at this site to be substantially completed during 2001.

At the Jackson, Tennessee mill site, EC dust contaminated with Cesium 137, a man-made, radioactive material (incident-related material) has been stored in containers awaiting remediation. The remediation volumes and masses are based on actual measurements made by the outside contractor during the now complete cleanup, consolidation and containerization phase of the remediation. The approach for the remaining treatment, transport and disposal phase is based on the final Nuclear Regulatory Commission "Technical Position," dated March 20, 1997. The remediation cost estimate is based on a signed contract for the treatment and transportation and on a written price quotation for the disposal. The detailed workplan has been submitted to the regulatory agencies and approval is expected within 90 days. The Company is responsible for the total remediation cost and currently estimates those costs to be approximately $3 million for this site. The Company expects cleanup at this site to be substantially completed during 1998.

The Sogreen site, a third party site, contains EC dust from the Company that was improperly stored at this recycling location. The estimate includes the cost of soil remediation and groundwater remediation based on an approach approved by the Georgia Environmental Protection Division. The Company has been named as a potentially responsible party ("PRP") for this site, and thus its estimated share of the remediation costs is approximately 43% (based on analytical data from soil borings and samples) of the total estimated remediation cost of $4.3 million; therefore, the Company currently estimates its obligation to be approximately $2 million. The Company's management has asserted that the impact of additional future costs on the Company's results of operations, financial condition and liquidity from the Sogreen site, based on the other PRPs not fulfilling their obligations, would not be significant. The Company expects cleanup at this site to be substantially completed during 1998.

The Stoller site, a third party site, contains EC dust from the Company that was improperly stored at this recycling location. The Company has been named as a PRP for this site. The estimate includes soil remediation and groundwater remediation. Outside contractors have measured the remediation volumes and masses during the now complete cleanup and consolidation phase of the remediation. The remainder of the remediation approach selected by the Company, on-site treatment and disposal, has been approved, and contract negotiations for construction of the on-site vault are underway. The Company's cost estimates are based on its previous experience with comparable projects as well as estimates confirmed by the State of South Carolina. An Allocation Agreement was published by the State of South Carolina during fiscal 1997 that essentially shifted some of the payment burden from the Company to other PRPs, leaving the Company with approximately a 2% share of the remaining estimated
$8 million remediation cost; therefore, the Company currently estimates its obligation to be approximately $.2 million. The non-participating PRPs have intervened in the proceedings for approval by the federal court in order to contest the agreement. The Company's management believes that the agreement will be finalized between February and May 1998. The Company's management believes that the impact of additional future costs on the Company's results of operations, financial condition and liquidity from this

                             AMERISTEEL CORPORATION
                NOTES TO UNAUDITED CONDENSED FINANCIAL STATEMENTS

NOTE E -- ENVIRONMENTAL MATTERS (CONTINUED)

site could possibly cause its overall obligation to increase to approximately 50% of the total estimated remediation cost, assuming that only one other PRP actually participates in the cleanup efforts with the Company. The Company expects cleanup at this site to be substantially completed during 1998.

The Company paid approximately $5.2 million in remediation costs in fiscal 1997, and $.7 million during the first six months of fiscal 1998. Of the $14.9 million accrued at September 30, 1997, the Company expects to pay approximately $3.7 million during the remainder of fiscal 1998. The timing of the remaining future payments for each future year is uncertain due to the various remediation alternatives being considered. However, the Company's management has estimated that all significant remediation should be completed by 2002. The Company expensed approximately $3.3 million during the six months ended September 30, 1997, and approximately $2 million in each of the past two fiscal years for environmental remediation costs.

Based on past use of certain technologies and remediation methods by third parties, evaluation of those technologies and methods by the Company's consultants and quotations and third-party estimates of costs of remediation-related services provided to the Company or which the Company and is consultants are aware, the Company and its consultants believe that the Company's cost estimates are reasonable. In light of the uncertainties inherent in determining the costs associated with the clean-up of such contamination, including the time periods over which such costs must be paid, the extent of contribution by parties which are jointly and severally liable, and the nature and timing of payments to be made under cost sharing arrangements, there can be no assurance the ultimate costs of remediation may not be greater or less than the estimated remediation costs.

NOTE F - SUBSEQUENT EVENTS

The Company proposes to sell shares of common stock to the public pursuant to a Registration Statement on Form S-1 filed with the Securities and Exchange Commission on October 10, 1997 (the "Offering"). In connection with the Offering, the Board of Directors approved on October 16, 1997, subject to stockholder approval, amendments to the Company's Articles of Incorporation. The Company expects the amendments to the Articles of Incorporation to become effective on or about December 7, 1997. The amendment authorizes 100,000,000 shares of $.01 par value Class A common stock and 22,000,000 shares of $.01 par value Class B common stock. The rights of the holders of both Class A and Class B common stock will be substantially the same except that the holders of Class A common stock and Class B common stock will be entitled to one vote per share and two votes per share, respectively. Only shares of Class A common stock will be sold in the Offering.

ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATION

FACTORS THAT MAY AFFECT OPERATING RESULTS

This report contains certain forward-looking statements that are based on the beliefs of the Company's management, as well as assumptions made by, and information currently available to, the Company's management. Such statements include, among others, (i) the highly cyclical nature and seasonality of the steel industry, (ii) the fluctuations in the cost and availability of raw materials, (iii) the possibility of excess production capacity, (iv) the potential costs of environmental compliance, (v) the risks associated with potential acquisitions, (vi) further opportunities for industry consolidation,
(vii) the impact of inflation and (viii) the fluctuations in the cost of electricity. Because such statements involve risks and uncertainties, actual actions and strategies and the timing and expected results thereof may differ materially from those expressed or implied by such forward-looking statements. The following presentation of management's discussion and analysis of the Company's financial condition and results of operations should be read in conjunction with the Company's Annual Report on Form 10-K as filed with the Securities and Exchange Commission.

GENERAL

The results of operations of the Company are largely dependent on the level of construction and general economic activity in the U.S. The Company's sales are seasonal with sales in the Company's fiscal first and second quarters generally stronger than the rest of the year. The Company's cost of sales includes the cost of its primary raw material, steel scrap, the cost of converting scrap to finished steel products, the cost of warehousing and handling finished steel products and freight costs. The following table sets forth information regarding recent results of operations.

AMERISTEEL CORPORATION
ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATION - Continued

RESULTS OF OPERATIONS (UNAUDITED)                 SIX MONTHS ENDED         QUARTER ENDED
                                                    SEPTEMBER 30,          SEPTEMBER 30,
                                                 1997       1996         1997        1996
                                               --------    --------    --------    --------
                                                     (IN THOUSANDS, EXCEPT PERCENTAGES)
Net sales                                      $343,805    $327,908    $175,446    $158,086
Cost of sales                                   277,251     285,173     142,214     136,261
Cost of sales as percent of net sales              80.6%       87.0%       81.1%       86.2%
Selling and administrative                       12,834      14,261       5,262       7,328
Depreciation                                      9,643       8,091       4,816       4,096
Amortization of goodwill                          2,065       2,065       1,032       1,032
                                               --------    --------    --------    --------
         Income from operations                $ 42,012    $ 18,318    $ 22,122    $  9,369
Interest expense                                 10,115       9,898       4,927       5,043
Amortization of deferred financing costs            353         467         119         233
Income taxes                                     13,108       3,907       7,063       1,999
                                               --------    --------    --------    --------
         Net income                            $ 18,436    $  4,046    $ 10,013    $  2,094
                                               ========    ========    ========    ========

TONS SHIPPED (THOUSANDS)
Mill Finished Goods
         Stock Rebar                                291         242         151         108
         Merchant Bar                               283         253         147         133
         Rods                                        48          62          19          26
                                               --------    --------    --------    --------
                                                    622         557         317         267
Fabricated rebar                                    174         170          89          86
Billets                                             106         188          50          79
                                               --------    --------    --------    --------
         Total                                      902         915         456         432
                                               ========    ========    ========    ========

AVERAGE SELLING PRICES (PER TON)
Mill Finished Goods
         Stock Rebar                           $    334    $    313    $    336    $    319
         Merchant Bar                               367         354         371         350
         Rods                                       344         322         352         326
                                               --------    --------    --------    --------
                                                    349         332         352         334
Fabricated rebar                                    457         453         457         452
Billets                                             232         225         232         230

Average mill finished goods prices (per ton)   $    349    $    332    $    352    $    334
Average scrap cost (per ton)                        131         133         134         134
Average metal spread (per ton)                      218         199         218         200
Average mill conversion costs (per ton)             128         140         130         134

AMERISTEEL CORPORATION
ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATION - Continued

NET SALES. Net sales in the six months ended September 30, 1997 increased approximately 5% from the same period last year as both prices and volumes of mill finished goods increased. Average mill finished goods prices increased over 5%. Overall shipped tonnage was down over 1% due to a decline in semi-finished billet tons shipped, however shipments of higher margin mill finished goods increased over 11%. Net sales in the quarter ended September 30, 1997 increased by 11% from the same period last year as both prices and volumes of mill finished goods increased. Average mill finished goods sales prices increased over 5% while overall tons shipped increased 5%. Mill finished goods shipments increased over 18%. The volume shift towards higher margin finished goods and away from semi-finished billets is a direct result of higher rolling mill production levels from completion of mill modernization projects at the Charlotte and Jackson mills.

COST OF SALES. Increased production levels, lower average unit costs and the shift towards higher margin finished steel products resulted in higher margins for the six months ended September 30, 1997. Increased production levels lower the Company's steel cost per ton by spreading fixed costs over a greater number of tons produced. Cost of sales declined from 87% to 81% of net sales in the six months ended September 30, 1997 and from 86% to 81% of net sales in the quarter ended September 30, 1997.

SELLING AND ADMINISTRATIVE. Selling and administrative expenses for the quarter and six months ended September 30, 1997 include a $3.0 million, and $3.3 million charge, respectively, for the disposition of environmental waste, offset by $6.8 million received in the current quarter in connection with an insurance settlement related to cleanup of the 1995 melting of radioactive scrap at the Jackson mill. The Company also incurred $1.4 million in the current quarter in startup expenses associated with its facility at the Jackson mill that utilizes a technology developed to recycle the Company's electric arc furnace dust that is currently regulated as a hazardous waste.

DEPRECIATION. Depreciation expense of $9.6 million for the six months ended September 30, 1997 increased 19% over the same period last year due to capital improvement spending of $19.3 million since September 30, 1996. The same capital spending resulted in an 18% increase in depreciation expense for the quarter ended September 30, 1997 over the same period last year.

LIQUIDITY AND CAPITAL RESOURCES

Net cash provided by operating activities for the six months ended September 30, 1997 was $27.0 million compared with $29.4 million for the same period last year. Cash flow from net income increased by $14.4 million but was offset principally because finished product inventories during the six months ended September 30, 1996 were drawn down to minimum operating levels during production disruptions caused by mill modernization projects at the Charlotte and Jackson mills. The Company used $20.4 million in cash to repay debt and $11.3 million to invest in capital projects, mostly for mill modernization. In September 1997, the Company incurred additional indebtedness of $5 million through an industrial revenue bond for the construction of a facility at the Jackson mill to recycle EC dust.

The Company proposes to sell shares of common stock to the public pursuant to a Registration Statement on Form S-1 filed with the Securities and Exchange Commission on October 10, 1997 (the "Offering"). In connection with the Offering, the Board of Directors approved on October 16, 1997, subject to stockholder approval, amendments to the Company's Articles of Incorporation. The Company expects the amendments to the Articles of Incorporation to become effective on or about December 7, 1997. The amendment authorizes 100,000,000 shares of $.01 par value Class A common stock and 22,000,000 shares of $.01 par value Class B common stock. The rights of the holders of both Class A and Class B common stock will be substantially the same except that the holders of Class A common stock and Class B common stock will be entitled to one vote per share and two votes per share, respectively. Only shares of Class A common stock will be sold in the Offering.

Prior to the Completion of the Offering, the Company intends to declare and pay a special dividend of approximately $6.0 million to its then current stockholders. The dividend will be paid from current fiscal year earnings. The Company has generated approximately $27 million of cash from operations during the six months ended September 30, 1997, the majority of which has been used to pay down its borrowings under its Revolving Credit Agreement. The Company plans to use available cash provided from operating activities, and if necessary, additional borrowings under its Revolving Credit Agreement (under which there was $51.0 million available as of September 30, 1997) to fund the payment of this $6 million cash dividend.

Concurrent with the Offering, the Company is planning to offer $100,000,000 aggregate principal amount of its Notes by a separate prospectus (the "Notes Offering"). The consummation of the Offering and the Notes Offering are not conditioned upon each other. It is expected that the Notes Offering would be consummated shortly after the consummation of the Offerings. The net proceeds to the Company from the Notes Offering (after deduction of the underwriting discount and the Company's estimated offering expenses), if consummated, are estimated to be $97,600,000. The Company will use such proceeds to redeem the Company's First Mortgage Notes.

Because the Offering and the Notes Offering are subject to a variety of market, economic and other factors, there can be no assurance that either offering, or the proposed dividend described above, will be consummated.

The Company believes that the amounts available from operating cash flows and funds available through its Revolving Credit Agreement will be sufficient to meet its expected operational cash needs and planned capital expenditures for the foreseeable future.

The Company is aware of the year 2000 issue and the effects it may have on its business systems. In response, the Company has developed a detailed plan to address this issue. This plan includes a two year campaign, which began in April 1997 and includes approved spending of approximately $2.6 million for upgrading hardware and software, including training, prior to 2000. The Company believes that it will be Year 2000 compliant without a material impact on its operations or financial results.

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

                             AMERISTEEL CORPORATION


Date: November 14, 1997            /s/  Phillip E. Casey
                                   ---------------------------------------------
                                   Phillip E. Casey, Chairman of the Board
                                   and Chief Executive Officer


Date: November 14, 1997            /s/  Tom J. Landa
                                   ---------------------------------------------
                                   Tom J. Landa, Vice President, Chief Financial
                                   Officer and Secretary (Principal Financial
                                   Officer and Principal Accounting Officer);
                                   Director