Form 10-Q
period 1997-12-31
AMERISTEEL CORP
filed 1998-01-30
CIK 37661

                       SECURITIES AND EXCHANGE COMMISSION
                                Washington, D.C.
                                     20549

                                   FORM 10-Q


             |X| QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d)
                     OF THE SECURITIES EXCHANGE ACT OF 1934

                FOR THE QUARTERLY PERIOD ENDED DECEMBER 31, 1997

                                       or

             [ ] TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d)
                     OF THE SECURITIES EXCHANGE ACT OF 1934

        FOR THE TRANSITION PERIOD FROM ______________ TO ______________

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

As of January 23, 1998 the registrant had 10,114,293 shares Class B common stock outstanding.

PART I -- FINANCIAL INFORMATION

ITEM I.  FINANCIAL STATEMENTS

                             AMERISTEEL CORPORATION
                CONSOLIDATED STATEMENTS OF FINANCIAL POSITION

                                                                            DECEMBER 31,         MARCH 31,
                                                                               1997                1997
                                                                            ------------         ---------
                                                                            (UNAUDITED)
                                                                                    ($ IN THOUSANDS)
                               ASSETS

CURRENT ASSETS
      Cash and cash equivalents                                          $         2,026       $      1,645
      Accounts receivable                                                         63,597             68,563
      Inventories                                                                119,362            106,173
      Deferred tax assets                                                          5,000              5,000
      Other current assets                                                         1,006              1,138
                                                                         ---------------       ------------
               TOTAL CURRENT ASSETS                                              190,991            182,519

ASSETS HELD FOR SALE                                                              13,689             14,838

PROPERTY, PLANT AND EQUIPMENT                                                    321,178            308,159
      Less accumulated depreciation                                               71,575             58,138
                                                                         ---------------       ------------
                                                                                 249,603            250,021

GOODWILL                                                                          82,676             85,773

DEFERRED FINANCING COSTS                                                           2,116              2,523

OTHER ASSETS                                                                           6                 11
                                                                         ---------------       ------------

TOTAL ASSETS                                                             $       539,081       $    535,685
                                                                         ===============       ============

           See notes to consolidated financial statements

                             AMERISTEEL CORPORATION
           CONSOLIDATED STATEMENTS OF FINANCIAL POSITION -- continued

                                                                                           DECEMBER 31,             MARCH 31,
                                                                                              1997                     1997
                                                                                          --------------          ------------
                                                                                          (UNAUDITED)
                                                                                                    ($ IN THOUSANDS)
                           LIABILITIES AND SHAREHOLDERS' EQUITY

CURRENT LIABILITIES
    Trade accounts payable                                                               $        44,748          $      44,666
    Salaries, wages and employee benefits                                                         15,903                 14,598
    Environmental remediation                                                                      4,976                  5,079
    Other current liabilities                                                                      5,000                  4,355
    Interest payable                                                                               1,974                  4,659
    Current maturities of long-term borrowings                                                     5,626                    435
                                                                                         ---------------          -------------
                    TOTAL CURRENT LIABILITIES                                                     78,227                 73,792

LONG-TERM BORROWINGS, LESS CURRENT PORTION                                                       214,875                237,474

OTHER LIABILITIES                                                                                 23,895                 21,555

DEFERRED TAX LIABILITIES                                                                          52,300                 52,300

SHAREHOLDERS' EQUITY
    Class A Common Stock, $0.01 par value,
      100,000,000 and 0 shares authorized at December 31 and
      March 31, 1997, respectively. 0 shares issued and outstanding at
      December 31 and March 31, 1997.                                                                  -                      -
    Class B Common Stock, $0.01 par value,
      22,000,000 and 30,000,000 shares authorized at December 31 and March 31, 1997, respectively.  10,114,372 and 10,079,028 shares issued and outstanding at December 31, and
      March 31, 1997, respectively.                                                                  101                    101
    Capital in excess of par                                                                     157,293                156,816
    Retained earnings (accumulated deficit)                                                       14,207                 (4,328)
    Deferred compensation                                                                         (1,817)                (2,025)
                                                                                         ---------------          -------------
                    TOTAL SHAREHOLDERS' EQUITY                                                   169,784                150,564
                                                                                         ---------------          -------------

TOTAL LIABILITIES AND SHAREHOLDERS' EQUITY                                               $       539,081          $     535,685
                                                                                         ===============          =============

         See notes to consolidated financial statements

                             AMERISTEEL CORPORATION
                 CONSOLIDATED STATEMENTS OF INCOME (UNAUDITED)

                                                             NINE MONTHS ENDED                          THREE MONTHS ENDED
                                                   DECEMBER 31,             DECEMBER 31,         DECEMBER 31,        DECEMBER 31,
                                                      1997                     1996                 1997                1996
                                                   (UNAUDITED)              (UNAUDITED)          (UNAUDITED)         (UNAUDITED)
                                                  --------------          --------------       --------------       --------------
Net Sales                                           $   498,924            $    467,856        $     155,120          $   139,948

Operating Expenses:
     Cost of sales, excluding depreciation              403,006                 404,777              125,755              119,602
     Selling and administrative                          20,609                  21,441                7,775                7,184
     Depreciation                                        14,552                  12,284                4,909                4,193
     Amortization of goodwill                             3,097                   3,098                1,033                1,032
                                                    -----------            ------------        -------------          -----------
                                                        441,264                 441,600              139,472              132,011
                                                    -----------            ------------        -------------          -----------
INCOME FROM OPERATIONS                                   57,660                  26,256               15,648                7,937

Other Expenses:
     Interest                                            14,845                  14,684                4,730                4,786
     Amortization of deferred financing costs               501                     701                  148                  233
                                                    -----------            ------------        -------------          -----------
                                                         15,346                  15,385                4,878                5,019
                                                    -----------            ------------        -------------          -----------
INCOME BEFORE INCOME TAXES                               42,314                  10,871               10,770                2,918

Income tax                                               17,711                   5,448                4,603                1,541
                                                    -----------             -----------        -------------          -----------

NET INCOME                                          $    24,603             $     5,423        $       6,167          $     1,377
                                                    ===========             ===========        =============          ===========

Earnings per share - Basic (Note F)                 $      2.44             $      0.54        $        0.61          $      0.14
                                                    ===========             ===========        =============          ===========
Earnings per share - Diluted (Note F)               $      2.43             $      0.54        $        0.61          $      0.14
                                                    ===========             ===========        =============          ===========

     See notes to consolidated financial statements

                             AMERISTEEL CORPORATION
               CONSOLIDATED STATEMENTS OF CASH FLOWS (UNAUDITED)

                                                                                                  NINE MONTHS ENDED
                                                                                       DECEMBER 31,               DECEMBER 31,
                                                                                          1997                       1996
                                                                                    -----------------         -------------------
                                                                                                  ($ IN THOUSANDS)
OPERATING ACTIVITIES
Net income                                                                          $          24,603         $            5,423
Adjustments to reconcile net income to net cash
 provided by operating activities:
    Depreciation and amortization                                                              18,150                     16,083
    Deferred income taxes                                                                           -                      1,800
    Other (loss on asset disposals and deferred compensation)                                   1,259                        531

Changes in operating assets and liabilities:
    Accounts receivable                                                                         4,966                     13,345
    Inventories                                                                               (13,189)                    14,856
    Other assets                                                                                  137                        244
    Accounts payable, income taxes and other liabilities                                        1,584                    (10,449)
                                                                                    -----------------         ------------------
NET CASH PROVIDED BY OPERATING ACTIVITIES                                                      37,510                     41,833

INVESTING ACTIVITIES
    Additions to property, plant and equipment                                                (14,303)                   (31,252)
    Proceeds from sales of property, plant and equipment                                          184                        614
    Purchase of assets held for sale                                                             (129)                      (454)
    Proceeds from disposition of assets held for sale                                           3,034                          -
    Restricted IRB funds                                                                       (2,282)                    11,123
                                                                                    -----------------         ------------------
NET CASH USED IN INVESTING ACTIVITIES                                                         (13,496)                   (19,969)

FINANCING ACTIVITIES
    Payments to short-term and long-term borrowings, net                                      (22,408)                   (27,655)
    Proceeds from IRB Bonds                                                                     5,000                          -
    Addition to deferred financing costs                                                          (94)                         -
    Purchase of common stock                                                                      (63)                      (202)
    Dividends paid                                                                             (6,068)                         -
                                                                                    -----------------         ------------------
NET CASH USED IN FINANCING ACTIVITIES                                                         (23,633)                   (27,857)
                                                                                    -----------------         ------------------
INCREASE (DECREASE) IN CASH
    AND CASH EQUIVALENTS                                                                          381                     (5,993)

CASH AND CASH EQUIVALENTS AT
    BEGINNING OF PERIOD                                                                         1,645                      6,193
                                                                                    -----------------         ------------------

CASH AND CASH EQUIVALENTS AT
    END OF PERIOD                                                                   $           2,026         $              200
                                                                                    =================         ==================

     See notes to consolidated financial statements

                             AMERISTEEL CORPORATION
              NOTES TO UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS

NOTE A -- BASIS OF PRESENTATION

The consolidated financial statements include the accounts of AmeriSteel Corporation, a Florida corporation and its wholly owned subsidiary (AmeriSteel Finance Corporation, a Delaware corporation) (the "Company") after the elimination of all significant intercompany balances and transactions. As of April 1, 1996, the Company changed its name from Florida Steel Corporation (which it had used since 1956) to AmeriSteel Corporation. The predecessor of the Company was formed in 1937.

The accompanying unaudited consolidated financial statements do not include all the information or footnotes necessary for a complete presentation of financial condition, results of operations and cash flows in conformity with generally accepted accounting principles. However all adjustments which, in the opinion of management are necessary for a fair presentation, have been included. Such adjustments consist only of normally recurring items.

It is suggested that these consolidated financial statements be read in conjunction with the financial statements and the notes thereto included in the Company's latest annual report on Form 10-K. The results of the nine months ended December 31, 1997 are not necessarily indicative of the results to be expected for the fiscal year ending March 31, 1998.

NOTE B -- SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

Recent Accounting Pronouncements: In June 1997, the Financial Accounting Standards Board issued Statement No. 131, "Disclosures about Segments of an Enterprise and Related Information" which establishes standards for reporting information about operating segments of a business. The statement, which is based on the management approach to segment reporting, includes requirements to report selected segment information and entity-wide disclosures about products and services, major customers, and the countries in which the Company holds assets and reports revenues. This statement becomes effective for the Company for reporting beginning in fiscal 1999. Management has not yet evaluated the effects of this change on the Company's financial statements.

Reclassifications: Certain amounts in the prior period financial statements have been reclassified to conform to the current fiscal financial statement presentation.

                             AMERISTEEL CORPORATION
              NOTES TO UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS

NOTE C -- INVENTORIES

Inventories consist of the following:

                                            DECEMBER 31,           MARCH 31,
                                               1997                  1997
                                            ------------         -------------
                                            (UNAUDITED)
                                                    ($ IN THOUSANDS)
      Finished goods                        $     76,566          $     59,299
      Work in-process                             11,053                14,175
      Raw materials and operating supplies        31,743                32,699
                                          --------------          ------------
                                            $    119,362          $    106,173
                                            ============          ============





NOTE D -- BORROWINGS
   Long-term borrowings consist of the following:

                                             DECEMBER 31,           MARCH 31,
                                                1997                  1997
                                             ------------          ----------
                                             (UNAUDITED)
                                                      ($ IN THOUSANDS)
      Revolving Credit Agreement              $    29,000           $   51,340
      First Mortgage Notes                        100,000              100,000
      Subordinated Intercompany Note               50,000               50,000
      Industrial Revenue Bonds                     35,875               30,875
      Trade Loan Agreement                          5,259                5,259
      Note to Parent                                  367                  435
                                              -----------           ----------
                                                  220,501              237,909
      Less Current Maturities                       5,626                  435
                                              -----------           ----------
                                              $   214,875           $  237,474
                                              ===========           ==========





NOTE E -- ENVIRONMENTAL MATTERS

As the Company is involved in the manufacture of steel, it produces and uses certain substances that may pose environmental hazards. The principal hazardous waste generated by current and past operations is emission control dust (EC dust), a residual from the production of steel in electric arc furnaces. Environmental legislation and regulation at both the federal and state level over EC dust is subject to change, which may change the cost of compliance. While EC dust is generated in current production processes, such EC dust is being collected, handled and disposed of in a manner which management believes meets all current federal and state environmental regulations. The costs of such collection and disposal are being expensed and paid currently from operations. In addition, the Company has handled and disposed of EC dust in other manners in previous years, and is responsible for the remediation of certain sites where such EC dust was generated and/or disposed. In general, the Company's estimate of the remediation costs is based on its review of each site and the nature of the anticipated remediation activities to be undertaken. The Company's process for estimating such remediation costs includes determining for each site the expected remediation methods, and the estimated cost for each step of the remediation. In all such determinations, the Company employs outside consultants, and providers of such remedial services where necessary, to assist in making such determinations. Although the ultimate costs associated with the remediation are not presently known, the Company has estimated the total remaining costs to be approximately $13.4 million with these costs recorded as a liability as of December 31, 1997, the majority of which is associated with four sites.

                             AMERISTEEL CORPORATION
              NOTES TO UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS

NOTE E -- ENVIRONMENTAL MATTERS (CONTINUED)

The Tampa mill site contains slag and soil that is contaminated with EC dust, a principal hazardous waste generated by past operations. The volume and mass estimates of the contamination is based on analytical data from approximately 600 soil borings, 700 soil samples and 91 groundwater-monitoring wells. The remediation approach selected by the Company, excavation and on-site treatment and disposal, was approved, and a permit issued, by the U.S. Environmental Protection Agency during FY 1996 and by the Florida Department of Environmental Protection during FY 1998. The Company is currently awaiting a signed Consent Order to begin the remediation process. The remediation cost estimates are based on the Company's previous experience with comparable projects as well as estimates provided by outside environmental consultants. The Company is responsible for the total remediation costs and currently estimates those costs to be approximately $8 million for this site. The Company expects cleanup at this site to be substantially completed by 2001.

At the Jackson, Tennessee mill site, EC dust contaminated with Cesium
137, a man-made, radioactive material (incident-related material) has been stored in containers awaiting remediation. The remediation volumes and masses are based on actual measurements made by the outside contractor during the now complete cleanup, consolidation and containerization phase of the remediation. The approach for the remaining treatment, transport and disposal phase is based on the final Nuclear Regulatory Commission "Technical Position," dated March 20, 1997. The remediation cost estimate is based on a signed contract for the treatment and transportation and on a written price quotation for the disposal. The detailed workplan has been submitted to the regulatory agencies for approval. The Company is responsible for the total remediation cost and currently estimates those costs to be approximately $3 million for this site. The Company expects cleanup at this site to be substantially completed during 1998.

The Sogreen site, a third party site, contains EC dust from the Company that was stored at this recycling location. The Company has been named as a potentially responsible party (PRP) for this site, and thus its estimated share of the remediation costs is approximately 43% (based on analytical data from soil borings and samples) of the total estimated remediation cost of approximately $4.3 million. The Company currently estimates its remaining obligation to be approximately $1 million. The estimate includes the cost of soil remediation and groundwater remediation based on an approach approved by the Georgia Environmental Protection Division. If the other PRPs were not to fulfill their obligations, the Company's management believes that the impact of additional future costs attributable to the Sogreen site on the Company's results of operations, financial condition and liquidity, would not be significant. The Company expects cleanup at this site to be substantially completed during 1998.

The Stoller site, a third party site, contains metals from other PRPs and EC dust from the Company that was stored at this recycling location. The Company has been named as a PRP for this site. Outside contractors have measured the remediation volumes and masses during the now complete cleanup and consolidation phase of the remediation. The remainder of the remediation approach, on-site treatment and disposal, is being completed by the State of South Carolina and construction of the on-site vault is underway. The Company's cost estimates are based on its previous experience with comparable projects as well as estimates confirmed by the State of South Carolina. An Allocation Agreement was published by the State of South Carolina during 1997 that attributes approximately 2% of the remaining estimated $10 million

                             AMERISTEEL CORPORATION
              NOTES TO UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS

NOTE E -- ENVIRONMENTAL MATTERS (CONTINUED)

remediation cost to the Company, which the Company has already paid. The non-participating PRPs have intervened in the proceedings for approval of the agreement between the Company and the State of South Carolina in the federal court in order to contest the agreement. The Company's management believes that the finalized agreement will be approved by the court between February and May 1998. If the Allocation Agreement is not approved under its present terms, the Company's management believes that its overall obligation could increase to approximately 50% of the total estimated remediation cost. The Company expects cleanup at this site to be substantially completed during 1998.

The Company paid approximately $5.2 million in remediation costs in fiscal 1997, and $2.2 million during the first nine months of fiscal 1998. Of the $13.4 million accrued at December 31, 1997, the Company expects to pay approximately $5.0 million within one year. The timing of the remaining future payments for each future year is uncertain due to the various remediation alternatives being considered. However, the Company's management has estimated that all significant remediation should be completed by approximately 2002. The Company expensed approximately $3.3 million during the nine months ended December 31, 1997, and approximately $2 million in each of the past two fiscal years for environmental remediation costs.

Based on past use of certain technologies and remediation methods by third parties, evaluation of those technologies and methods by the Company's consultants and quotations and third-party estimates of costs of remediation-related services provided to the Company or which the Company and its consultants are aware, the Company and its consultants believe that the Company's cost estimates are reasonable. In light of the uncertainties inherent in determining the costs associated with the clean-up of such contamination, including the time periods over which such costs must be paid, the extent of contribution by parties which are jointly and severally liable, and the nature and timing of payments to be made under cost sharing arrangements, there can be no assurance the ultimate costs of remediation may not be greater or less than the estimated remediation costs.

                             AMERISTEEL CORPORATION
              NOTES TO UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS

NOTE F -- EARNINGS PER SHARE


           CALCULATION OF BASIC AND DILUTED EARNINGS PER SHARE (EPS)

                                                                NINE MONTHS ENDED                       THREE MONTHS ENDED
                                                                   DECEMBER 31,                             DECEMBER 31,
                                                              1997                  1996              1997              1996
                                                          (UNAUDITED)            (UNAUDITED)       (UNAUDITED)       (UNAUDITED)
                                                        --------------         -----------------  -------------     -------------
NET INCOME ($000s)                                      $       24,603         $         5,423    $       6,167     $       1,377
                                                        --------------         ---------------    -------------     -------------

Weighted average shares outstanding (in thousands)              10,089                  10,089           10,115            10,083


Dilutive effect of stock option plan (in thousands)                 19                       -               19                 -
                                                        --------------         ---------------    -------------     -------------

Weighted average shares outstanding plus
   dilutive potential shares (in thousands)                     10,108                  10,089           10,134            10,083
                                                        --------------         ---------------    -------------     -------------

Basic EPS                                               $         2.44         $          0.54    $        0.61     $        0.14
                                                        ==============         ===============    =============     =============
Diluted EPS                                             $         2.43         $          0.54    $        0.61     $        0.14
                                                        ==============         ===============    =============     =============





Basic earnings per common share were computed by dividing net income by the weighted average number of common shares outstanding during the period. Diluted earnings per common share were determined by dividing net income by the weighted average number of common shares outstanding plus dilutive potential shares. The dilutive potential shares are calculated assuming the exercise of options at the beginning of the period (or at time of issuance, if later) and common stock is assumed to be issued as of that date. No established public trading market exists for the Company's common stock, therefore the Company uses the latest independently appraised value for this determination.

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

AMERISTEEL CORPORATION
ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATION - Continued

RESULTS OF OPERATIONS (UNAUDITED)                           NINE MONTHS ENDED                          QUARTER ENDED
                                                               DECEMBER 31,                              DECEMBER 31,
                                                       1997                1996                   1997                  1996
                                                  -------------       --------------         -------------         --------------
                                                                        (IN THOUSANDS, EXCEPT PERCENTAGES)
Net sales                                         $     498,924       $     467,856          $    155,120          $      139,948
Cost of sales                                           403,006             404,777               125,755                 119,602
Cost of sales as percent of net sales                      80.8%               86.5%                 81.1%                   85.5%
Selling and administrative                               20,609              21,441                 7,775                   7,184
Depreciation                                             14,552              12,284                 4,909                   4,193
Amortization of goodwill                                  3,097               3,098                 1,033                   1,032
                                                  -------------       -------------          ------------          --------------
             Income from operations               $      57,660       $      26,256          $     15,648          $        7,937
Interest expense                                         14,845              14,684                 4,730                   4,786
Amortization of deferred financing costs                    501                 701                   148                     233
Income taxes                                             17,711               5,448                 4,603                   1,541
                                                  -------------       -------------          ------------          --------------
             Net income                           $      24,603       $       5,423          $      6,167          $        1,377
                                                  =============       =============          ============          ==============

TONS SHIPPED (THOUSANDS)
Mill Finished Goods
             Stock Rebar                                    415                 347                   124                     105
             Merchant Bar                                   428                 376                   145                     123
             Rods                                            72                  81                    24                      19
                                                  -------------       -------------          ------------          --------------
                                                            915                 804                   293                     247
Fabricated rebar                                            254                 252                    80                      82
Billets                                                     134                 235                    28                      47
                                                  -------------       -------------          ------------          --------------
             Total                                        1,303               1,291                   401                     376
                                                  =============       =============          ============          ==============

AVERAGE SELLING PRICES (PER TON)
Mill Finished Goods
             Stock Rebar                          $         333       $         314          $        331          $          318
             Merchant Bar                                   368                 353                   368                     350
             Rods                                           347                 322                   354                     322
                                                  -------------       -------------          ------------          --------------
                                                            350                 332                   351                     334
Fabricated rebar                                            457                 452                   458                     451
Billets                                                     233                 226                   238                     232

Average mill finished goods prices (per ton)      $         350       $         332          $        351          $          334
Average scrap cost (per ton)                                132                 131                   133                     129
Average metal spread (per ton)                              218                 201                   218                     205
Average mill conversion costs (per ton)                     129                 139                   132                     137


AMERISTEEL CORPORATION
ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATION - Continued

NET SALES. Net sales in the nine months ended December 31, 1997 increased approximately 7% from the same period last year as both prices and volumes of mill finished goods increased. Average mill finished goods sales prices increased over 5% and shipments of higher margin mill finished goods increased over 13%. Net sales in the quarter ended December 31, 1997 increased by approximately 11% from the same period last year as both prices and volumes of mill finished goods increased. Average mill finished goods sales prices increased over 5%. Overall tons shipped increased approximately 7% while mill finished goods shipments increased over 18%.
The volume shift towards higher margin finished goods and away from semi-finished billets is a direct result of higher production levels resulting from completion of mill modernization projects at the Charlotte and Jackson rolling mills.

COST OF SALES. Increased production levels, lower average unit costs and the shift of shipment mix towards higher margin finished steel products resulted in higher margins. Cost of sales declined from 87% to 81% of net sales in the nine months ended December 31, 1997 and from 86% to 81% of net sales in the quarter ended December 31, 1997.

SELLING AND ADMINISTRATIVE. Selling and administrative expenses for the quarter ended December 31, 1997 include a $1.8 million net gain on disposition of certain assets held for sale, and a non-recurring charge of $1.2 million for expenses associated with the canceled IPO and debt restructuring. Also included in the nine months ended December 31, 1997 was a $3.0 million charge for the disposition of environmental waste and a $1.4 million charge related to startup expenses associated with its EC dust recycling facility at the Jackson mill, both recorded in the second quarter. These charges were offset by $6.8 million received in connection with an insurance settlement related to cleanup of the 1995 melting of radioactive scrap at the Jackson mill.

DEPRECIATION. Depreciation expense of $14.6 million for the nine months ended December 31, 1997 increased 18% over the same period last year due to capital improvement spending of $17.4 million since December 31, 1996.
The same capital spending resulted in a 17% increase in depreciation expense for the quarter ended December 31, 1997 over the same period last year.

LIQUIDITY AND CAPITAL RESOURCES

Net cash provided by operating activities for the nine months ended December 31, 1997 was $37.5 million compared with $41.8 million for the same period last year. For the nine months ended December 31, 1997 cash flow from net income increased by $19.2 million compared to the same period last year. The increase was offset by (1) an increase in inventories because finished product inventories during the nine months ended December 31, 1996 were drawn down to minimum operating levels during production disruptions caused by mill modernization projects at the Charlotte and Jackson mills, and (2) other changes in operating assets and liabilities. For the nine months ended December 31, 1997 the Company used $22.4 million in cash to repay debt and $14.3 million to invest in capital projects, mostly for mill modernization.

AMERISTEEL CORPORATION
ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATION - Continued

On December 5, 1997 the Company paid a special dividend of $.60 per share on 10,114,322 shares outstanding to stockholders of record as of December 1, 1997. The total dividend amounted to $6.1 million.

Due to turbulent conditions in the equity marketplace, the Company canceled its proposed initial public offering of common stock and concurrent bond refinancing and therefore withdrew its Registration Statement on Form S-1, as amended, which was initially filed with the Securities and Exchange Commission on October 10, 1997.

The Company believes that the amounts available from operating cash flows and funds available through its Revolving Credit Agreement will be sufficient to meet its expected operational cash needs and planned capital expenditures for the foreseeable future. Funds available through its Revolving Credit Agreement amounted to $49.4 million at December 31, 1997.

The Company is aware of the year 2000 issue and the effects it may have on its business systems. In response, the Company has developed a detailed plan to address this issue. This plan includes a two-year campaign, which began in April 1997 and includes approved spending of approximately $2.6 million for upgrading hardware and software, including training, prior to 2000. The Company believes that it will be Year 2000 compliant without a material impact on its operations or financial results.

                          PART II -- OTHER INFORMATION

ITEM 2.    CHANGES IN SECURITIES AND USE OF PROCEEDS

On December 8, 1997, Articles of Amendment to the Articles of Incorporation (the "Articles of Amendment") of the Company were filed with the Department of State of the State of Florida. The Articles of Amendment (i) converted all outstanding shares of common stock into a new class of stock, Class B Common Stock, which has two (2) votes per share on all matters, and (ii) authorized a new class of stock, Class A Common Stock, which has one (1) vote per share on all matters. Shares of Class A Common Stock and shares of Class B
Common Stock generally carry the same rights, powers, preferences, privileges and limitations except for voting rights. Shares of Class B Common Stock are convertible into Class A Common Stock. The Articles of Amendment restrict the additional issuance (including, without limitation, the issuance of any rights, options, warrants or other securities convertible into shares of Class B Common Stock) and the transfer of shares of Class B Common Stock to existing holders of Class B Common Stock, Kyoei Steel
Ltd. and Kyoei's wholly owned subsidiaries.

ITEM 4.    SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

On November 18, 1997, the Company mailed to its stockholders an Information Statement to inform the Company's stockholders of the following actions that were approved by the Board of Directors of the Company and which the majority stockholders of the Company had indicated their intention to approve by written consent in lieu of a special meeting of stockholders: (i) an amendment to the Company's Articles of Incorporation to create two classes of Common Stock - Class A and Class B and (ii) an amendment to the Company's Equity Ownership Plan to provide that, except for options then outstanding, all additional shares of common stock issued under the plan after the amendment to the Articles of Incorporation would be Class A Common Stock. For additional information regarding the amendment to the Articles of Incorporation, see "Item 2. Changes in Securities and Use of Proceeds."

On December 8, 1997, stockholders holding approximately 99% of the outstanding shares of common stock signed written consents authorizing and adopting the amendments to the Articles of Incorporation and the Equity Ownership Plan, all as described in the Information Statement discussed above. The Articles of Amendment to the Articles of Incorporation adopted by the stockholders of the Company were filed with the Department of State of the State of Florida on December 8, 1997.

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

                                       AMERISTEEL CORPORATION


Date: January 30, 1998                 /s/ Phillip E. Casey
                                       -----------------------------------
                                       Phillip E. Casey, Chairman of the Board
                                       and Chief Executive Officer


Date: January 30, 1998                 /s/ Tom J. Landa
                                       ------------------------------------
                                       Tom J. Landa, Vice President, Chief
                                       Financial Officer and Secretary
                                       (Principal Financial Officer and
                                       Principal Accounting Officer)