Form 10-K
period 1998-03-31
AMERISTEEL CORP
filed 1998-05-29
CIK 37661

                      SECURITIES AND EXCHANGE COMMISSION
                            Washington, D.C. 20549


                                   FORM 10-K


               ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF
                      THE SECURITIES EXCHANGE ACT OF 1934
                   For the Fiscal Year Ended March 31, 1998
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


  Securities registered pursuant to Section 12(g) of the Act: Class B Common
                       Stock, par value $0.01 per share


     Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months, and (2) has been subject to such filing requirements for the past 90 days.
                                   Yes X  No


Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K. [x]

State the aggregate market value of the voting stock held by non-affiliates of the registrant: $10,529,200.

Indicate the number of shares outstanding of each of the registrant's classes of common equity, as of the latest practicable date:

Class A Common Stock, par value $.01 per share -- none as of May 15, 1998. Class B Common Stock, par value $.01 per share -- 10,565,501 shares as of May 15, 1998.

Documents incorporated by reference: Parts of Information Statement to be submitted to shareholders prior to July 29, 1998.

                                    PART 1
                                    ------

                               ITEM 1.  BUSINESS

     AmeriSteel Corporation, ("the Company") operates four non-union minimills located in the southeastern U.S. that produce steel concrete reinforcing bars ("rebar"), light structural shapes such as rounds, squares, flats, angles and channels ("merchant bars") and, to a lesser extent, wire rod ("rods") and billets (which are semi-finished steel products). The Company also operates 13 rebar fabricating plants strategically located in close proximity to its mills; rail spike manufacturing facilities in Paragould, Arkansas and Lancaster, South Carolina; and a wire mesh and collated nail manufacturing facility in New Orleans, Louisiana. Rebar is used primarily for strengthening concrete in highway and building construction and other construction applications. Merchant bars are used in a wide variety of applications including floor and roof joists, transmission towers, and farm equipment. Rods are used in a variety of applications, including the manufacture of welded wire fabric and nails.

     Approximately 60% of the Company's mill rebar production is sold directly to distributors and independent fabricating companies in stock lengths and sizes. The remaining 40% of the rebar produced by the mills is transferred to the Company's 13 fabricating plants where value is added by cutting and bending the rebar to meet strict engineering, architectural and other end-product specifications. Merchant bars and rods generally are sold to steel service centers, original equipment manufacturers and fabricators in stock lengths and sizes.

     The Company's four minimills are located in Jacksonville, Florida, Charlotte, North Carolina, and Jackson and Knoxville, Tennessee. Minimills are steel mills that use electric arc furnaces to melt steel scrap and cast the resulting molten steel into long strands called billets in a continuous casting process. The billets are typically transferred to a rolling mill where they are reheated, passed through roughing mills for size reduction and then rolled into rebar, merchant bars or rods. These products emerge from the rolling mill and are uniformly cooled on a cooling bed. Most merchant products then pass through automated straightening and stacking equipment. Rebar and merchant products are neatly bundled prior to shipment to customers by rail or truck.

     The predecessor of the Company was formed in 1937 as a rebar fabricator. In 1956, it merged with five steel fabricators in Florida to form Florida Steel Corporation, which then commenced construction of its first minimill in Tampa, Florida. In 1996, the Company changed its name to AmeriSteel Corporation.

     The Company was a public company from 1956 until 1988 when it was taken private in a management led leveraged buyout. In late 1992, the Company was purchased by Kyoei Steel, Ltd. ("Kyoei"), a private Japanese minimill company engaged in the manufacture of commodity grade steel products, primarily rebar and merchant bar products. Kyoei, through its wholly owned subsidiary, FLS Holdings, Inc. ("the Holding Company"), whose only business is to own Company Common stock, currently owns approximately 85% of the common stock of AmeriSteel. An institutional investor owns approximately 4% of the common stock of the Company, with the remaining 11% of the Company's common stock owned by executives and other employees.

Products

     The following table shows the percentage of the Company's net sales derived from each product category in the relevant time period:

                                                     Year Ended
                                                      March 31,
                                                      ---------
                                              1998      1997      1996
                                              ----      ----      ----
     Fabricated Rebar                           24%       24%       24%
     Stock Rebar                                27        24        25
     Merchant Bars                              33        30        32
     Rods                                        5         5         7
     Billets and other                          11        17        12
                                              ----      ----      ----
                                               100%      100%      100%
                                              ====      ====      ====

Rebar Products (Stock and Fabricated)

     The Company produces rebar products primarily at its minimills in Knoxville, Jacksonville and Charlotte. The Company's rebar either is sold directly to distributors and independent fabricating companies in stock lengths and sizes or is transferred to the Company's 13 fabricating plants where it is cut and bent to meet engineering, architectural and other end-product specifications. Rebar is used primarily for strengthening concrete in highway and building construction and other construction applications. The Company's rebar products are used primarily in two sectors of the construction industry: non-residential building projects, such as institutional buildings, retail sites, commercial offices, apartments and hotels and manufacturing facilities, and infrastructure projects such as highways, bridges, utilities, water and waste treatment facilities and sports stadiums. The Company's rebar products are also used in multi-family residential construction such as apartments, condominiums and multi-family homes. Usage of the Company's rebar products is roughly split evenly between private and public projects.

Merchant Bars

     The Company produces merchant bars primarily at its minimills in Jackson and Charlotte. Merchant bars consist of rounds, squares, flats, angles and channels. Merchant bars are generally sold to fabricators, steel service centers, and manufacturers who fabricate the steel to meet engineering or end-product specifications. Merchant bars are used to manufacture a wide variety of products, including gratings, transmission towers, floor and roof joists, safety walkways, ornamental furniture, stair railings and farm equipment. Merchant bar products typically require more specialized processing and handling than rebar, including straightening, stacking and specialized bundling. Because of the greater variety of shapes and sizes, merchant bars typically are produced in shorter production runs, necessitating more frequent changeovers in rolling mill equipment. Merchant products generally command higher prices and produce higher profit margins than rebar.

Rods

     The Company produces steel rod at its Jacksonville minimill. Most of this rod is sold directly to third-party customers, while the remainder, depending on market conditions, is shipped to the Company's New Orleans, Louisiana facility, where the rod is drawn down to wire for use in the manufacture of wire mesh, collated nails and bulk nails.

Billets

     The Company produces semi-finished billets for conversion to rebar, merchant bar and rods. When the market for finished product is down, or when rolling production is limited--as was the case in fiscal 1997 with downtime associated with capital improvements in the Charlotte and Jackson mills--the Company sells the excess billet production to steel mills that have less steel melting capacity than rolling mill capacity.

Marketing and Customers

     The Company conducts its marketing operation through both its own inside and outside sales personnel. The outside sales personnel for mill rebar and merchant bar are located in close proximity to the Company's major markets and customers. The Company's salespeople handle both rebar and merchant bar sales in a geographic area. This structure has several advantages in that it eliminates duplicate sales calls on customers, enables salespeople to cover smaller geographic areas, improves customer relationships and facilitates flow of reliable market information to the Company. The Company's inside sales force is centralized at the Company's Tampa, Florida headquarters, where all order taking, mill production scheduling, inventory management and shipping arrangements are coordinated. Metallurgical service representatives, located at each of the Company's mills, provide technical support to the sales force.

     Principal customers of the Company include steel distributors, steel service centers, rebar fabricators, other metal fabricators and manufacturers, railroads, building material dealers and contractors. Its fabricated rebar products are sold to contractors performing work for residential and nonresidential building, road, bridge, public works, utility and other miscellaneous construction. The Company's business is not dependent upon any single customer. The Company's customer base is fairly stable from year to year, and during fiscal 1998 no one customer accounted for more than 4.9% of net sales and the five largest customers accounted for approximately 12.2% of net sales. The Company's payment terms to customers are generally determined based on market conditions. The Company, however, generally does not offer extended payment terms to customers. The Company's business is seasonal, with orders in the Company's first and second fiscal quarters tending to be stronger than the third and fourth quarters.

     Fabricated rebar sales personnel are located at the Company's 13 fabricating facilities where engineering service representatives provide technical and sales support. Fabricated rebar is generally produced in response to specific customer orders. The amount of sales order backlog pertaining to fabrication contracts was approximately 205,000 tons at March 31, 1998. The Company expects almost all of the March 31, 1998 backlog to be filled through the third quarter of fiscal 1999.

     Despite the commodity characteristics of the stock rebar and merchant bar markets, the Company believes that it is able to distinguish itself from its competitors to some extent due to its product quality, its consistent delivery record, its capacity to service large orders, and its ability to fill most orders quickly from inventory. Moreover, although construction and infrastructure projects are generally nonrecurring in nature, the steel fabricators, distributors and service centers which supply many of these projects tend to be long-time customers of the Company. The Company believes that its reputation for quality products and service is among the highest in the industry.

Competition

     The Company experiences substantial competition in the sale of each of its products from a large number of companies in its geographic markets. Rebar and merchant bars are commodity steel products, making price the primary competitive factor. Due to the high cost of freight relative to the value of the Company's steel products, competition from non-regional producers is limited. Rebar deliveries are generally concentrated within a 350 mile radius of a minimill, while merchant bar deliveries are generally concentrated within a 500 mile radius of a minimill. Except in unusual circumstances, the customer's delivery expense is limited to freight charges from the nearest competitive minimill and any incremental freight charges are absorbed by the supplier. The Company has experienced some competition from foreign sources, with the level and degree of foreign competition varying from time to time depending upon factors including foreign government subsidies and currency exchange rates.

Stock Rebar

     The boundary of the current market area for the Company's rebar products is roughly defined by a line running through New Orleans, Louisiana, Little Rock, Arkansas, Kansas City, Kansas, St. Louis, Missouri, Indianapolis, Indiana, Columbus, Ohio, and Baltimore, Maryland. The Company has found shipping outside of this market area to be only marginally profitable because of freight cost considerations.

Merchant Bar

     The Company's primary marketing area for merchant bars encompasses the southeastern and midwestern U.S. The Company's merchant bar sales now represent approximately 33% of the Company's total sales. The market for merchant bars is very competitive, with price being the primary competitive factor. In the last three years, the Company has upgraded its rolling mill facilities at Charlotte to increase the Company's ability to shift production from rebar to merchant bar as market conditions allow and at Jackson to increase production and improve merchant product mix.

Rods

     The Company produces rods at its Jacksonville minimill. The Company's primary marketing area for rods includes Florida, South Carolina, Georgia, Alabama and Louisiana. The Company does not intend to geographically expand its marketing beyond these states due to the relatively low margins and prohibitive freight cost inherent to rod products. Although the market for rods can be heavily influenced by foreign imports, rod sales by foreign competitors have not had a material effect on the Company's rod sales in the last three years.

Fabricated Rebar

     With 13 fabricating plants located throughout the southeastern U.S., all within support distance from one of the Company's four minimills, the Company is a major factor in all the markets it serves. In the sale of fabricated rebar, the Company competes with other steel fabricators in its marketing area, some of whom purchase their stock rebar from the Company.

Raw Materials and Energy Costs

     Steel scrap is the Company's primary raw material and comprised approximately 46% of the Company's costs of sales in fiscal 1998. The relatively simple metallurgical requirements of the Company's products enable the Company to use low quality, and thus lower cost, steel scrap. Various domestic and foreign firms supply other important raw materials or operating supplies required for the Company's business, including refractories, ferroalloys and carbon electrodes. The Company has historically obtained adequate quantities of such raw materials and supplies to permit efficient mill operations.

     Electricity and natural gas represent approximately 14% and 6%, respectively, of the Company's mill conversion costs. Access to attractively priced electric power and natural gas can be an important competitive cost advantage to a minimill. The Company purchases its power from its utilities under interruptible service contracts. Under such contracts, the utilities provide service at less than firm tariff rates in return for the right to curtail power deliveries during peak demand periods. Such interruptions are infrequent and occur with sufficient notice to allow the Company to curtail production in an orderly manner. Since deregulation of the natural gas industry, natural gas requirements have generally been provided through purchase of well-head gas delivered via the interstate pipeline system and local distribution companies. Open access to competitively priced supply of natural gas enables the Company to secure adequate supplies at competitive prices.

Employees

     As of March 31, 1998, the Company had 1,895 employees, none of whom is covered by a collective bargaining agreement. The Company believes that its relations with its employees are good. The Company has been, and continues to be, proactive in establishing and maintaining a climate of good employee relations with its employees. Ongoing initiatives include organizational development skills training, team building programs, opportunities for participation in employee involvement teams, and adoption of an "open book" system of management. The Company believes high employee involvement is a key factor in the success of the Company's operations. A compensation program designed to make the Company's employees' financial interest congruous with those of the Company's shareholders has been implemented.

Environmental Regulation

     See "Management's Discussion and Analysis of Financial Condition and Results of Operations -- Compliance with Environmental Laws and Regulations" and "Note I to March 31, 1998 consolidated financial statements--Environmental Matters" for a discussion of the Company's cleanup liabilities with state and federal regulators regarding the investigation and/or cleanup of certain sites.


                              ITEM 2.  PROPERTIES

Production and Facilities

     Steel can be produced at significantly lower costs by minimills than by integrated steel operators. Integrated steel mills, which typically process iron ore and other raw materials in blast furnaces to produce steel, generally use costlier raw materials, consume more energy, operate older facilities that are more labor intensive and employ a more highly paid labor force. In general, minimills serve localized markets and produce a limited line of steel products.

     The domestic minimill steel industry currently has excess production capacity. This excess capacity has resulted in competitive product pricing and cyclical pressures on industry profit margins. The high fixed costs of operating a minimill encourage mill operators to maintain high levels of output even during periods of reduced demand, which exacerbates the pressures on profit margins. In this environment, efficient production and cost controls are important to domestic minimill steel producers.

     The Company's minimills operate their melting facilities seven days per week and have an annual aggregate melting capacity of approximately 2.0 million tons. The Jackson, Charlotte and Jacksonville mills operate their rolling facilities seven days per week while the Knoxville mill operates its rolling facility five days per week.

     The following table sets forth certain information regarding the Company's four minimills, including the current estimated annual production capacity and actual production of the minimills in thousands of tons. Billets produced in the melting process in excess of rolling needs are sold to third parties.

                                                       Year Ended                                   Year Ended
                                          Approx.       March 31,                       Approx.      March 31,
                                           Annual         1998          Capacity        Annual         1998          Capacity
                           Start-up       Melting       Melting       Utilization      Rolling       Rolling       Utilization
Location                     Date         Capacity     Production      Percentage      Capacity     Production      Percentage
--------                     ----         --------     ----------      ---------       --------     ----------      ----------
Charlotte, NC                 1961             450            443           98%             400            346           87%
Jackson, TN                   1981             600            570           95              480            454           95
Jacksonville, FL              1976             600            553           92              510            504           99
Knoxville, TN                 1987(1)          330            309           94              360            348           97
                                             -----          -----           --            -----          -----           --
     Total                                   1,980          1,875           95%           1,750          1,652           94%
                                             =====          =====           ==            =====          =====           ==

(1)  Purchase Date

Charlotte Minimill

     The Charlotte minimill produces rebar and merchant bars. Rebar produced in Charlotte is marketed primarily in the states from South Carolina to Pennsylvania. Merchant bar produced in Charlotte is marketed primarily along the eastern seaboard states from Florida to Pennsylvania.

     Charlotte's melting equipment includes a 75 ton electric arc furnace utilizing the Consteel process, a continuous scrap feeding and preheating system, and a ladle refining station. The melting facilities also include a 3-strand continuous caster and material handling equipment. Charlotte's rolling mill includes a reheat furnace, 15 in-line mill stands, a 200 foot cooling bed, a cut-to-length shear and an automated material bundling unit. The rolling mill includes recently installed upgraded finishing end equipment, including a product straightener for merchant shapes and a French manufactured Empilam stacker. During fiscal 1997, capacity utilization of the rolling mill was limited due to down time associated with a major capital improvement project. The Company believes that the upgrade has improved merchant bar quality, increased production and lowered conversion costs.

Jackson Minimill

     The Jackson minimill produces mostly merchant bars and some larger size rebar. This minimill is the Company's largest single producer of merchant bars. The merchant bars are marketed primarily in the southeastern U.S., as well as into southern Illinois, Indiana and Ohio.

     Melting equipment includes a 135 ton electric arc furnace, a 4-strand continuous billet caster and material handling equipment. The rolling mill consists of a 120 tons per hour reheat furnace, 16 new in-line quick-change mill stands, a cooling bed, an in-line straightener, a cut-to-length product shear, an automatic stacker, and associated shipping and material handling facilities. Installation of the new quick-change mill stands, a combination of Danieli vertical and horizontal, began in April 1996 and was completed in December 1997. The Company believes this investment will provide significant return on investment in the form of decreased change time and therefore increasing production and lowering conversion costs. The Company expects that the new mill stands will increase rolling mill production capacity by approximately 60,000 tons per year and decrease mill conversion costs by approximately $5 per ton when the benefits of the project are fully realized.

Jacksonville Minimill

     The Jacksonville minimill produces rebar and rods. The rebar is marketed primarily in Florida, the nearby Gulf Coast states and Puerto Rico, with coiled rebar being shipped throughout the Company's marketing area. The rod products are sold throughout the southeastern U.S.

     Jacksonville's melting equipment consists of a 90 ton capacity electric arc furnace and a 4-strand continuous caster. The rolling mill includes a 100 tons per hour reheat furnace, a 16-stand horizontal Danieli in-line mill, a 10-stand Danieli rod block, a cooling bed for straight bars and a controlled cooling line for coiled products, a cut-to-length product shear, and automatic bundling and tying equipment for straight bars and coils.

Knoxville Minimill

     The Knoxville minimill produces almost exclusively rebar. The rebar is marketed throughout the Ohio Valley, including all areas of Ohio and Kentucky and parts of Illinois, Indiana, Virginia, West Virginia, Tennessee, and in portions of North and South Carolina, Georgia and Alabama.

     Knoxville's melting equipment includes two 35 ton electric arc furnaces, a 3-strand continuous caster and material handling equipment. The rolling mill consists of a reheat furnace, 16 in-line mill stands utilizing the Thermex in-line heat treating process, a cooling bed, a cut-to-length shear line, and associated shipping and material handling facilities.

Fabrication

     The Company believes that it operates the largest rebar fabricating group in the U.S., consisting of a network of 13 strategically located reinforcing steel fabricating plants throughout the southeastern U.S. with an annual capacity of approximately 334,000 tons. The facilities are interconnected via satellite for the immediate transfer of customer engineering and production information utilized in its computer assisted design detailing programs. The fabricating plants are a downstream operation of the Company, purchasing all rebar from the Company's minimills, primarily Knoxville, Jacksonville and Charlotte.

     Fabricated rebar is produced by cutting and bending stock rebar to meet engineering, architectural and other end-product specifications. The fabrication division employs about 535 employees. The following table shows the fabricating plant locations and approximate annual tonnage on a two-shift per day, five days per week operating basis.

                                                        Capacity
               Fabricating Plant                       (in Tons)
               -----------------                       ---------
               Ft. Lauderdale, FL                        30,000
               Jacksonville, FL                          30,000
               Orlando, FL                               20,000
               Plant City, FL (Tampa)                    40,000
               Duluth, GA (Atlanta)                      30,000
               Louisville, KY                            20,000
               Charlotte, NC                             30,000
               Raleigh, NC                               18,000
               Aiken, SC                                 16,000
               Collierville, TN (Memphis)                20,000
               Knoxville, TN                             40,000
               Nashville, TN                             20,000
               St. Albans, WV                            20,000
                                                        -------
                    Total                               334,000
                                                        =======

Other Operations

     The Company's railroad spike operations, located in Lancaster, South Carolina and Paragould, Arkansas, forge steel square bars produced at the Charlotte mill into railroad spikes that are sold on an annual contract basis to various railroad companies. The Company's facility in New Orleans, Louisiana produces wire from steel rod. The wire is then either manufactured into wire mesh for concrete pavement, converted into collated nails for use in high-speed nail machines, or converted to bulk nails for general construction uses.

     The Company's corporate offices are located in Tampa, Florida and are comprised of 28,000 square feet of leased office space.

     In addition to the Company's four mills and 13 rebar fabricating facilities, all of which are owned by the Company, the following represent other facilities currently owned or operated by the Company:


LOCATION                    USE                           ACREAGE  FLOOR SPACE
--------                    ---                           -------  -----------
Tampa, FL (Owned)           Closed minimill                 65.2     200,000 sq. ft.

Tampa, FL (Owned)           Land held for sale             432.4

Indiantown, FL (Owned)      Closed minimill                151.5     130,340 sq. ft.

New Orleans, LA (Leased)    Wire fabric and nail facility    5.0     120,000 sq. ft.

Lancaster, SC (Owned)       Rail spike facility             41.0      52,000 sq. ft.

Paragould, AR (Owned)       Rail spike facility              7.7      23,000 sq. ft.

                           ITEM 3.  LEGAL PROCEEDINGS

     There are no material pending legal proceedings, other than routine litigation incidental to the Company's business, to which the Company is a party or in which any of its property is the subject, and no such proceedings are known to be contemplated by governmental authorities. However, see "Management's Discussion and Analysis of Financial Condition and Results of Operations-- Compliance with Environmental Laws and Regulations" and "Note I to March 31, 1998 consolidated financial statements--Environmental Matters" for a discussion of the Company's liabilities with respect to the investigation and/or remediation at certain sites.

          ITEM 4.  SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

                                    PART II
                                    -------


ITEM 5. MARKET FOR REGISTRANT'S COMMON STOCK AND RELATED SECURITY HOLDER MATTERS

     The Company has authority under its Articles of Incorporation to issue up to 100,000,000 shares of Class A Common Stock, par value $.01 per share, and up to 22,000,000 shares of Class B Common Stock, par value $.01 per share (together referred to as "Common Stock"). Shares of Class A Common Stock and shares of Class B Common Stock generally carry the same rights, powers, preferences, privileges and limitations, except that Class A Common Stock has one vote per share while Class B Common Stock has two votes per share. Class B Common Stock can only be issued or sold to the employees of the Company, a related party and an institutional investor. As of March 31, 1998, there are no shares of Class A Common Stock outstanding and there are 10,568,555 shares of Class B Common Stock outstanding held of record by approximately 1,065 stockholders. Of such shares, 9,000,000 shares are held of record by the Holding Company, which shares represent approximately 85.2% of the combined voting power of all Common Stock.

     No established public trading market exists for the Company's Common Stock, but the Company sells and buys shares at a price established annually by independent appraisal, which as of March 31, 1998 was $20.00 per share.

     In December 1997, the Company declared and paid a special dividend of $6.1 million to its stockholders at $0.60 per share.

     On March 26, 1998 the Company sold 454,545 shares of Class B Common Stock for $10 million to an institutional investor. The proceeds were used to retire $10 million of the Company's $50 million Subordinated Intercompany Note.

                         ITEM 6. SELECTED FINANCIAL DATA

     The selected statement of operations and balance sheet data for the years ended March 31, 1998, 1997, 1996, 1995 and 1994 are derived from the audited financial statements of the Company. The results for the year ended March 31, 1998 are not necessarily indicative of the results to be expected for the fiscal year ending March 31, 1999. Certain reclassifications have been made to the March 31, 1994 financial data to conform with the financial data of the other periods presented. The following financial data for the years presented are qualified in their entirety by reference to the more detailed Consolidated Financial Statements and Notes thereto, included elsewhere in this Form 10-K, and should be read in conjunction with "Management's Discussion and Analysis of Financial Condition and Results of Operations."

                                                                            Year Ended March 31,
                                                ---------------------------------------------------------------------------
                                                    1998            1997            1996            1995            1994
                                                    ----            ----            ----            ----            ----
                                                              (in thousands, except per share and average data)
Statement of Operations:
Net sales                                        $ 664,566       $ 617,289       $ 628,404       $ 639,908       $ 547,118
Operating expenses:
     Cost of sales                                 540,422         531,190         533,965         545,725         498,692
     Selling and administrative                     27,811          29,068          29,605          29,959          27,293
     Depreciation                                   19,494          16,654          14,619          14,046          15,369
     Amortization of goodwill                        4,130           4,130           4,130           4,130           4,061
     Other operating expenses (1)                       --              --          16,013              --          10,920
                                                 ---------       ---------       ---------       ---------       ---------
                                                   591,857         581,042         598,332         593,860         556,335
Income (loss) from operations                       72,709          36,247          30,072          46,048          (9,217)
Other expenses
     Interest                                       19,775          19,473          22,000          23,330          21,027
     Amortization of deferred financing costs          652             934           1,956           2,863           2,552
                                                 ---------       ---------       ---------       ---------       ---------
                                                    20,427          20,407          23,956          26,193          23,579
Income (loss) before income taxes
     (benefit) & extraordinary item                 52,282          15,840           6,116          19,855         (32,796)
Income taxes (benefit)                              22,000           7,788           3,996           9,354         (10,833)
                                                 ---------       ---------       ---------       ---------       ---------
Income (loss) before extraordinary item             30,282           8,052           2,120          10,501         (21,963)
Extraordinary item, net of income tax
     benefit (2)                                        --              --              --              --            (748)
                                                 ---------       ---------       ---------       ---------       ---------
Net income (loss)                                $  30,282       $   8,052       $   2,120       $  10,501       $ (22,711)
                                                 =========       =========       =========       =========       =========

Earnings (loss) per share - basic                $    3.00       $     .80       $     .21       $    1.05       $   (2.27)
                                                 =========       =========       =========       =========       =========
Earnings (loss) per share - diluted              $    2.98       $     .80       $     .21       $    1.05       $   (2.27)
                                                 =========       =========       =========       =========       =========
Cash dividends declared per common share         $     .60       $      --       $      --       $      --       $      --
                                                 =========       =========       =========       =========       =========

Other Financial Data and Selected Ratios:
EBITDA (3)                                       $ 100,556       $  58,323       $  64,033       $  65,574       $  19,313
EBITDA margin                                         15.1%            9.4%           10.2%           10.2%            3.5%
Capital expenditures                             $  21,107       $  34,382       $  36,894       $  25,781       $  18,193
Ratio of EBITDA to interest expense (4)               4.9x            2.9x            2.7x            2.5x            0.8x
Ratio of total debt to EBITDA                         2.2x            4.1x            4.2x            4.0x           12.8x

Balance Sheet Data (end of period):
Current assets                                   $ 210,610       $ 182,519       $ 200,109       $ 223,444       $ 187,672
Current liabilities                                 87,917          73,792          85,588         102,080          76,006
Working capital                                    122,693         108,727         114,521         121,364         111,666
Total assets                                       562,130         535,685         554,896         561,748         523,706
Long-term debt                                     214,465         237,474         252,525         243,030         247,128
Shareholders' equity                               185,715         150,564         141,747         137,750         124,999


                                                           Year Ended March 31,
                                              ---------------------------------------------------
                                                 1998      1997      1996      1995      1994
                                                 ----      ----      ----      ----      ----
                                               (in thousands, except per share and average data)
Selected Operating Data:
Shipped tons
  Stock rebar                                      550       472       508       536       466
  Merchant bar                                     576       512       544       549       468
  Rod                                               92       105       133       129       121
                                                ------    ------    ------    ------    ------
  Subtotal mill finished goods                   1,218     1,089     1,185     1,214     1,055
  Fabricated rebar                                 338       326       315       347       330
  Billets                                          172       281       175       141       263
                                                ------    ------    ------    ------    ------
  Total shipped tons                             1,728     1,696     1,675     1,702     1,648
                                                ======    ======    ======    ======    ======
Average mill finished goods prices
  (per ton)                                     $  351    $  333    $  337    $  342    $  310
Average yielded scrap cost (per ton)               133       130       131       130       119
Average metal spread (per ton) (5)                 218       203       206       212       191
Average mill conversion costs (per ton)            129       138       135       135       146


(1) In the fiscal year ended March 31, 1994, the Company recorded a $10.3 million charge related to the closing of the Tampa melt shop and a $0.6 million charge related to closing the Fort Myers, Florida and Woodbridge, Virginia fabrication shop facilities. In the fiscal year ended March 31, 1996, the Company recorded a $15.0 million charge related to the closing of the Tampa rolling mill and a $1.0 million charge for the closure of other facilities.

(2) In the fiscal year ended March 31, 1994, the Company incurred a charge of $748,000, net of income tax benefits, as a result of redeeming $20 million of the 14.5% subordinated debentures at a premium of 6% or $1.2 million.

(3) EBITDA represents income from operations plus depreciation, amortization and non-cash deferred compensation expense and excludes gains or losses from asset sales and non-recurring charges. EBITDA is presented because it is a widely accepted financial indicator of a company's ability to service indebtedness and a similar measure is used in the Company's debt instruments to determine compliance with certain covenants. However, EBITDA should not be considered as an alternative to income from operations or to cash flows from operating activities (as determined in accordance with generally accepted accounting principles) and should not be construed as an indication of a company's operating performance or as a measure of liquidity.

(4)  Interest expense includes amortization of deferred financing costs.

(5) Average metal spread equals average mill finished goods prices minus average scrap cost.

                ITEM 7. MANAGEMENT'S DISCUSSION AND ANALYSIS OF
                 FINANCIAL CONDITION AND RESULTS OF OPERATIONS

     This report contains certain forward-looking statements that are based on the beliefs of the Company's management, as well as assumptions made by, and information currently available to, the Company's management. Such statements include, among others, (i) the highly cyclical nature and seasonality of the steel industry, (ii) the fluctuations in the cost and availability of raw materials, (iii) the possibility of excess production capacity, (iv) the potential costs of environmental compliance, (v) the risks associated with potential acquisitions, (vi) further opportunities for industry consolidation,
(vii) the impact of inflation and (viii) the fluctuations in the cost of electricity. Because such statements involve risks and uncertainties, actual actions and strategies and the timing and expected results thereof may differ materially from those expressed or implied by such forward-looking statements, and the Company's future results, performance or achievements could differ materially from those expressed in, or implied by, any such forward-looking statements. The following presentation of management's discussion and analysis of the Company's financial condition and results of operations should be read in conjunction with the Company's Consolidated Financial Statements and the Notes thereto.

RESULTS OF OPERATIONS

     The results of operations of the Company are largely dependent on the level of construction and general economic activity in the U.S. The Company's sales are seasonal with sales in the Company's fiscal first and second quarters generally stronger than the rest of the year. The Company's cost of sales includes the cost of its primary raw material, steel scrap, the cost of converting the scrap to finished steel products, the cost of warehousing and handling finished steel products and freight costs. The following table sets forth information regarding the historical results of operations:

                                                                              YEAR ENDED MARCH 31,
                                                          1998                       1997                        1996
                                                          ----                       ----                        ----
                                                                      (IN THOUSANDS, EXCEPT PERCENTAGES)
Net sales                                       $664,566        100.0%      $617,289        100.0%      $628,404       100.0%
Cost of sales                                    540,422         81.3%       531,190         86.1%       533,965        85.0%
Selling and administrative                        27,811          4.2%        29,068          4.7%        29,605         4.7%
Depreciation                                      19,494          2.9%        16,654          2.7%        14,619         2.3%
Amortization of goodwill                           4,130           .6%         4,130           .7%         4,130          .7%
Other operating expenses                              --           --             --           --         16,013         2.5%
                                                --------        ------      --------        ------      --------       ------
Income from operations                            72,709         11.0%        36,247          5.9%        30,072         4.8%
Interest expense                                  19,775          3.0%        19,473          3.2%        22,000         3.5%
Amortization of deferred financing costs             652           .1%           934           .1%         1,956          .3%
Income taxes                                      22,000          3.3%         7,788          1.3%         3,996          .7%
                                                --------        ------      --------        ------      --------       ------

Net income                                      $ 30,282          4.6%      $  8,052          1.3%      $  2,120          .3%
                                                ========        ======      ========        ======      ========       ======

Fiscal 1998 Versus Fiscal 1997

                                                                      Average Selling
                                    Tons Shipped (Thousands)          Prices (Per Ton)
                                      Year Ended March 31,          Year Ended March 31,
                                    ------------------------        --------------------
                                     1998              1997          1998           1997
                                     ----              ----          ----           ----
Mill Finished Goods:

Stock Rebar                           550               472          $331           $316
Merchant Bar                          576               512           371            352
Rods                                   92               105           345            322
                                    -----             -----          ----           ----
                                    1,218             1,089           350            333
Fabricated Rebar                      338               326           456            451
Billets                               172               281           234            227
                                    -----             -----
         Total                      1,728             1,696
                                    -----             -----

     NET SALES. Net sales in fiscal 1998 increased approximately 8% from fiscal 1997 as both prices and sales volumes of finished goods increased. Mill finished goods sales prices increased over 5% and shipments increased approximately 12%. The volume shift towards higher margin finished goods and away from semi-finished billets is a direct result of higher production levels resulting from completion and optimization of rolling mill modernization projects at the Charlotte, Jacksonville and Jackson mills.

  COST OF SALES. Increased production levels, lower average unit costs and the shift of shipment mix towards higher margin finished steel products resulted in cost of sales declining from approximately 86% of net sales to approximately 81% despite an average $3 per ton increase in scrap cost.

  SELLING AND ADMINISTRATIVE.   Selling and administrative expenses for the year
ended March 31, 1998 were 4.2% of net sales compared with 4.7% of net sales in fiscal 1997. The decrease is attributable to one-time credits including a net gain of $1.8 million on disposition of certain assets held for sale and receipt of $6.8 million in connection with an insurance settlement. These were offset by a charge of $1.2 million for expenses associated with the canceled initial public offering and debt restructuring in December 1997, $2.6 million increased provisions for incentive wages, $2.4 million increased environmental costs and related professional fees, and a $1.4 million charge related to startup expenses associated with the electric are furnace/emissions control dust ("EC dust") recycling facility at the Jackson mill.

  DEPRECIATION. Depreciation increased to $19.5 million in fiscal 1998 from $16.7 million in fiscal 1997 due to increased capital expenditures at all four mills during the last three years.

  INTEREST EXPENSE. Interest expense increased from $19.5 million in fiscal 1997 to $19.8 million in fiscal 1998. Capitalized interest decreased from $2.0 million to $0.5 million in fiscal 1998 partially offset by a $16.3 million net reduction in debt. Average annual interest rates increased moderately from 8.7% in fiscal 1997 to 8.9% in fiscal 1998.

  INCOME TAXES. The Company's effective federal and state income tax rate for fiscal 1998 and 1997 was 39% excluding the effect of goodwill amortization, which is not deductible for income tax purposes.

Fiscal 1997 Versus Fiscal 1996

                                                            Average Selling
                                Tons Shipped (Thousands)    Prices (Per Ton)
                                  Year Ended March 31,    Year Ended March 31,
                                ------------------------  --------------------
                                   1997         1996         1997       1996
                                   ----         ----         ----       ----
       Mill Finished Goods:
       Stock Rebar                  472          508        $ 316      $ 310
       Merchant Bar                 512          544          352        362
       Rods                         105          133          322        336
                                  -----        -----        -----      -----
                                  1,089        1,185          333        337
       Fabricated Rebar             326          315          451        460
       Billets                      281          175          227        233
                                  -----        -----
       Total                      1,696        1,675
                                  =====        =====

  NET SALES. Net sales in fiscal 1997 declined 1.8% from fiscal 1996 as both prices and sales volumes of finished goods declined. Mill finished product prices declined $4 per ton, while fabricated rebar prices declined $9 per ton. Mill finished steel production and shipment volumes were limited by the start-up of major capital improvement projects at the Charlotte and Jackson rolling mills. As a result, shipments were more heavily weighted in favor of lower-priced semi-finished billet products during the equipment installation and start-up period. Fabricating revenues improved modestly as volume increases offset the decline in price.

  COST OF SALES. Cost of sales were 86.1% of net sales in fiscal 1997 versus 85.0% of net sales in fiscal 1996 due to the higher costs associated with the decline in production tonnage at the Charlotte and Jackson mills during the startup of capital projects for the rolling mills. Average scrap costs were down $1 per ton for the year due to a fourth quarter decline in scrap prices.

  SELLING AND ADMINISTRATIVE. Selling and administrative expenses remained constant at 4.7% of sales in fiscal 1997 as compared to fiscal 1996.

  DEPRECIATION. Depreciation increased to $16.7 million in fiscal 1997 from $14.6 million in fiscal 1996 due to increased capital expenditures at all four mills during the last two years.

  OTHER OPERATING EXPENSES.   In September 1995, the Company closed the Tampa
rolling mill. In fiscal 1996, the Company incurred non-cash charges of $12 million representing the write-down of property, plant and equipment to its estimated fair market value, and incurred cash charges of $3 million for severance payments and benefits costs for the termination of substantially all 116 Tampa rolling mill employees. All severance payroll and benefit costs were paid and charged against the liability during fiscal 1996, resulting in no liability for severance payroll and benefit costs at March 31, 1996. Approximately $1.8 million in net book value of property, plant and equipment related to the Tampa site, primarily land and buildings, was retained and is currently being used by the Company. The Company currently incurs minimal ongoing costs related to the Tampa mill land and building, primarily for ongoing warehousing and shipping operations, and the caretaking of environmental cleanup (see "Note I to consolidated financial statements -- Environmental Matters"), totaling approximately $300,000 annually. These costs are offset by short-term rental income attributable to this property of approximately $225,000 annually

  The Company incurred an additional $.8 million charge in fiscal 1996 for the write-off of all future lease obligations (through November 1998) related to the closure of its fabricating plant in Woodbridge, Virginia.

  INTEREST EXPENSE. Interest expense declined from $22.0 million in fiscal 1996 to $19.5 million in fiscal 1997 as cash generated from operations was used to lower debt by $29.6 million and average annual interest rates declined from 9.3% to 8.7%. Capitalized interest for fiscal 1997 was $2.0 million compared to $2.1 million in fiscal 1996.

  AMORTIZATION OF DEFERRED FINANCING COSTS. Amortization of deferred financing costs declined from $2.0 million in fiscal 1996 to $.9 million in fiscal 1997 due to the refinancing of the Company's Revolving Credit Agreement in June 1995.

  INCOME TAXES. The Company's effective federal and state income tax rate for fiscal 1997 and 1996 was 39% excluding the effect of goodwill amortization, which is not deductible for income tax purposes.

LIQUIDITY AND CAPITAL RESOURCES

  The Company's primary financial obligations outstanding as of March 31, 1998 were the $100 million aggregate principal amount of First Mortgage Notes, a $140 million revolving credit facility (the "Revolving Credit Agreement"), and a $40 million aggregate principal amount Subordinated Intercompany Note due December 21, 2002 and owed to the Holding Company.

  In December 1997, the Company declared and paid a special dividend of $6.1 million to its stockholders at $0.60 per share.

  On March 26, 1998 the Company sold 454,545 shares of Class B common stock for $10 million to an institutional investor. The proceeds were used to retire $10 million of Subordinated Intercompany Note.

  On April 6, 1998 the Company sold $130 million of 8.75% Senior Notes. The net proceeds of approximately $127.1 million were used first to redeem the $100 million First Mortgage Notes on May 11, 1998 at a price of 101.916% and $20 million will be used to redeem a portion of the Subordinated Intercompany Note before June 30, 1998. The remaining proceeds will be used to reduce outstanding Revolving Credit Agreement borrowings and for general corporate purposes. See "Note L to March 31, 1998 consolidated financial statements--Subsequent Events" for further information regarding the $130 million Senior Notes.

  The Revolving Credit Agreement is secured by the Company's inventory and receivables and matures on June 9, 1999. The Revolving Credit Agreement provides for a substantial portion of the Company's liquidity by making available up to $140 million in borrowings, subject to a "borrowing base". As of March 31, 1998, the Revolving Credit Agreement had a borrowing base of approximately $133.1 million, of which approximately $54.8 million was available to the Company for further borrowings, $40.1 million was outstanding and $38.2 million was allocated to letters of credit (most of which are being provided as credit backing for the Company's outstanding Industrial Revenue Bonds). These Industrial Revenue Bonds were issued to construct facilities in Jackson, Tennessee, Charlotte, North Carolina, Jacksonville, Florida, and Plant City, Florida. The interest rates on these bonds range from 50% to 75% of the prime rate. The Company increased its outstanding Industrial Revenue Bonds by $20.0 million in fiscal 1996 and $5.0 million in fiscal 1998 for a solid waste recycling facility in Jackson, Tennessee. The Industrial Revenue Bonds mature in fiscal 2004 except for the 1996 and 1998 Industrial Revenue Bonds which mature in fiscal 2018 and 2015, respectively, and $1.5 million which is due November 1998 and is classified as short term.

  The First Mortgage Notes, the new Senior Notes and the Revolving Credit Agreement contain certain restrictions regarding the incurrence of additional indebtedness by the Company, restrictions on the Company's ability to pay dividends and other restrictive covenants relating to the Company's business. The Company continues to comply with all of the covenants of its loan agreements. See "Note D to Financial Statements -- Borrowings."

  Net cash provided by operating activities for the year ended March 31, 1998 was $35.5 million compared with $43.9 million for fiscal 1997. Cash flow from net income increased by $22.2 million but was offset by a $30.8 million increase in inventories. Accounts receivable also increased by $9.1 million due to increased sales prices and volumes. The Company used $21.3 million to repay debt and $21.1 million to invest in capital projects, mostly for mill modernization. In September 1997, the Company incurred additional indebtedness of $5.0 million through an Industrial Revenue Bond issue for construction of a facility at the Jackson mill to recycle EC dust.

  Over the years, the Company has expanded capacity by means of modernizing and upgrading facilities. Capital expenditures were $21.1 million for the year ended March 31, 1998, $34.4 million for the year ended March 31, 1997 and $36.9 million for the year ended March 31, 1996. The Company anticipates spending up to $30.0 million for capital expenditures in fiscal 1999.

  The Company believes that the amounts available from operating cash flows and funds available through its Revolving Credit Agreement will be sufficient to meet its expected operational cash needs and planned capital expenditures for the foreseeable future.

RECENT ACCOUNTING PRONOUNCEMENTS

   In June 1997, the Financial Accounting Standards Board issued Statement No. 131, "Disclosures about Segments of an Enterprise and Related Information" (SFAS
131) which establishes standards for reporting information about operating segments of a business. The statement, which is based on the management approach to segment reporting, includes requirements to report selected segment information and entity-wide disclosures about products and services, major customers, and the countries in which the Company holds assets and reports revenues. This statement becomes effective for the Company for reporting beginning in fiscal 1999. Management has determined that the adoption of SFAS 131 will not have a material effect on the consolidated financial statements.

  In February 1998, the Financial Accounting Standards Board issued Statement No. 132, "Employers Disclosures about Pensions and Other Post Retirement Benefits" (SFAS 132) which standardizes the disclosure requirements for defined contribution plans and defined benefit plans. The statement is effective for financial statements relating to fiscal years beginning after December 15, 1997. Management has determined that the adoption of SFAS 132 will not have a material effect on the consolidated financial statements.

YEAR 2000

  The Company is aware of the Year 2000 issue and the effects it may have on its business systems. In response, the Company has developed a detailed plan to address the issue and is currently in the middle of the implementation and startup of this plan. Through March 31, 1998 the Company has spent approximately $1.8 million towards the purchase of network compatible computer hardware and software. The Company is currently in the process of migrating its core business operating software from a mainframe environment to client server compatible systems. The Company's main software programs are being re-written to comply with both the new data processing foundation and to be Year 2000 compliant. In addition, the Company has contracted with major software providers to implement core financial, payroll, and database programs which will be fully integrated with the Company's in-house operating software and systems. The Company believes that it will be Year 2000 compliant without a material impact on its operations or financial results.

COMPLIANCE WITH ENVIRONMENTAL LAWS AND REGULATIONS

  The Company is subject to federal, state and local laws and regulations governing the remediation of environmental contamination associated with releases of hazardous substances which can impose joint and several liability for contamination regardless of fault or the lawfulness of past activities (collectively, "Environmental Cleanup Laws") and to extensive federal, state, and local laws and regulations governing discharges to the air and water as well as the handling and disposal of solid and hazardous wastes, and employee health and welfare (collectively, "Environmental Regulatory Laws"). Governmental authorities have the power to enforce compliance with these requirements, and violators may be subject to civil or criminal penalties, injunctions or both. Third parties also may have the right to sue to enforce compliance and for damages.

  The Company has estimated its potential costs for further remediation under Environmental Cleanup Laws at on-site and off-site locations to be approximately $12.7 million and has included this amount in the Company's recorded liabilities as of March 31, 1998. Based on past use of certain technologies and remediation methods by third parties, evaluation of those technologies and methods by the Company's consultants, and quotations and third-party estimates of costs of remediation-related services provided to the Company, or of which the Company and its consultants are aware, the Company and its consultants believe that the Company's cost estimates are reasonable. In light of the uncertainties inherent in determining the costs associated with the clean-up of such contamination, including the time periods over which such costs must be paid, the extent of contribution by parties which are jointly and severally liable, and the nature and timing of payments to be made under cost sharing arrangements, there can be no assurance that the ultimate costs of remediation may not be more or less than the estimated remediation costs that the Company has recorded.

  The Company also incurs significant ongoing costs to comply with current standards promulgated by Environmental Regulatory Laws which costs are being expensed and paid from current operations. Although it is the Company's policy to comply with all Environmental Regulatory Laws and the Company believes that it is currently in material compliance with all Environmental Regulatory Laws. Environmental Regulatory Laws may become more significant in the future and there can be no assurance that material environmental liabilities will not be incurred by the Company or that compliance with Environmental Regulatory Laws (whether those currently in effect or those that may be enacted in the future) will not require additional expenditures by the Company or require changes to the Company's current operations, any of which could have a material adverse effect on the Company's results of operations and financial condition.

  See "Note I to March 31, 1998 consolidated financial statements--Environmental Matters" for further information regarding environmental matters.

IMPACT OF INFLATION

  The Company's primary costs include ferrous scrap, energy and labor, which can be affected by inflationary conditions. The Company has generally been able to pass on cost increases through price adjustments. However, the ability to pass on these increases depends on market conditions driven primarily by the level of construction activity. Another factor that may limit the Company's ability to pass on cost increases in materials is over-capacity in the steel industry.

OTHER MATTERS

  The Company, through a third-party contractor and operator, constructed a facility at the Company's Jackson mill designed to utilize a technology developed by the third party to recycle the Company's EC dust which is regulated as a hazardous waste due to the presence of heavy metals. The facility has a design capacity to recycle up to 30 thousand tons of EC dust per year. The Company currently generates approximately 24 thousand tons of EC dust per year. The facility is designed to recycle the EC dust in two stages. In the first stage, the dust is fed into a rotary hearth furnace where the zinc in the dust is vaporized and collected as crude zinc oxide. The residual of the dust exits the furnace in the form of a reduced iron unit that can be fed into an electric furnace as a scrap substitute. In the second stage of the process, the crude zinc oxide is fed into a wet chemical process to extract lead and cadmium and produce a high quality saleable zinc oxide.

  The facility began operations in March 1997, however the second stage operations are undergoing further development given that new technology is involved in the process. In fiscal 1998, the contractor and third-party operator of the facility defaulted under its agreements with the Company. As a result, the Company expects to incur additional costs and capital expenditures in connection with the development and operation of the facility. The Company's depreciation policy for the facility, with a net book value of $23.3 million at March 31, 1998, is to depreciate the facility over its expected remaining useful life of 14 years and to periodically evaluate the remaining life and recoverability of the equipment. There can be no assurance, however, that the technology or the two-stage facility and process will be commercially developed and operated on a cost efficient basis.

             ADDITIONAL ITEM. EXECUTIVE OFFICERS OF THE REGISTRANT

     The following table sets forth certain information regarding the Company's executive officers:

Name                   Age                           Position
----                   ---                           --------

Phillip E. Casey        55        Chairman of the Board, Chief Executive Officer
                                  and Director

J. Donald Haney         62        Group Vice President, Fabricated Reinforcing
                                  Steel, and Director

Shuzo Hikita            55        Vice President, Engineering and Technology,
                                  and Director

Tom J. Landa            46        Vice President, Chief Financial Officer,
                                  Secretary and Director

Dennie Andrew           57        Vice President, Steel Mill Operations

J. Neal McCullohs          41         Vice President, Mill Product Sales

Robert P. Muhlhan          47         Vice President, Material Procurement

James S. Rogers, II        50         Vice President, Human Resources

Hiroyoshi Tsuchiya         59         Vice President, Strategic Planning

     Phillip E. Casey has been Chairman of the Board, Chief Executive Officer and a director since June 1994. Prior to joining the Company, Mr. Casey held various positions with Birmingham Steel Corporation, including Chief Financial Officer, Executive Vice President and Vice Chairman of the Board from 1985 until 1994.

     J. Donald Haney has been Group Vice President, Fabricated Reinforcing Steel since 1979 and a director of the Company since 1988. Mr. Haney joined the Company in 1958 and has held various management and sales positions with the Company. Mr. Haney was promoted to the position of Vice President in 1974. Mr. Haney is principally responsible for the Company's reinforcing steel fabricating group.

     Shuzo Hikita has been Vice President, Engineering and Technology and a director of the Company since September 1996. Prior to September 1996, Mr. Hikita held several management positions with Kyoei including Division Manager of Kyoei's Hirakata and Osaka mills from 1994 to 1996. From 1992 to 1993, Mr. Hikita was a Vice President with Auburn Steel.

     Tom J. Landa has been Chief Financial Officer, Vice President and Secretary of the Company since April 1995. Mr. Landa was elected a director of the Company in March 1997. Before joining the Company, Mr. Landa spent over 19 years in various financial management positions with Exxon Corporation and its affiliates worldwide.

     Dennie Andrew has been Vice President, Steel Mill Operations, since October 1997. From September 1996 until September 1997, Mr. Andrew was Vice President, Jacksonville Steel Mill Division. From 1986 until 1996, Mr. Andrew was President of North American operations for Simac International.

     J. Neal McCullohs has been Vice President, Mill Product Sales, since August 1995. Mr. McCullohs joined the Company in 1978 and has held various sales management positions with the Company, including division manager of the St. Albans Reinforcing Division and Atlanta Reinforcing Division.

     Robert P. Muhlhan has been Vice President, Material Procurement, since February 1995. From 1993 until 1995, Mr. Muhlhan was Regional Vice President of National Material Trading. Prior to 1993, Mr. Muhlhan spent 24 years with LTV Steel Company, most recently as Manager--Production Materials.

     James S. Rogers, II, has been Vice President, Human Resources, since June 1997. From 1992 until 1996, Mr. Rogers was Vice President, Human Resources, at Birmingham Steel Corporation. From 1975 until 1992, Mr. Rogers was employed by the Company in various positions, including Manager of Corporate Personnel Practices and Director of Human Resources.

     Hiroyoshi Tsuchiya has been Vice President, Strategic Planning, since May 1994. Prior to his employment with the Company, Mr. Tsuchiya held various management positions with Mitsubishi Corporation in Japan and Canada from 1975 to 1994.

              ITEM 8. FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA

AMERISTEEL CORPORATION & SUBSIDIARY
CONSOLIDATED STATEMENTS OF FINANCIAL POSITION
           ($ in thousands)

                                                           March 31,          March 31,
                                                             1998               1997
                                                         -------------     -------------
ASSETS

CURRENT ASSETS
        Cash and cash equivalents                          $   1,258         $   1,645
        Accounts receivable, less allowance
           of $ 1,000 at March 31, 1998 and
           March 31, 1997 for estimated losses                73,330            68,563
        Inventories                                          130,413           106,173
        Deferred tax assets                                    5,200             5,000
        Other current assets                                     409             1,138
                                                           ---------         ---------
TOTAL CURRENT ASSETS                                         210,610           182,519

ASSETS HELD FOR SALE                                          13,689            14,838

PROPERTY, PLANT AND EQUIPMENT
        Land and improvements                                 15,517            14,942
        Building and improvements                             35,892            35,116
        Machinery and equipment                              261,265           250,299
        Construction in progress                              14,918             7,802
                                                           ---------         ---------
                                                             327,592           308,159
        Less allowances for depreciation                     (76,420)          (58,138)
                                                           ---------         ---------
NET PROPERTY, PLANT AND EQUIPMENT                            251,172           250,021

GOODWILL                                                      81,643            85,773

DEFERRED FINANCING COSTS                                       5,009             2,523

OTHER ASSETS                                                       7                11

                                                           ---------         ---------
TOTAL ASSETS                                               $ 562,130         $ 535,685
                                                           =========         =========

See notes to consolidated financial statements

AMERISTEEL CORPORATION & SUBSIDIARY
CONSOLIDATED STATEMENTS OF FINANCIAL POSITION
                ($ in thousands)

                                                                                March 31,      March 31,
                                                                                  1998           1997
                                                                              ------------   ------------

LIABILITIES AND SHAREHOLDERS' EQUITY

CURRENT LIABILITIES
    Trade accounts payable                                                      $  49,518      $  44,666
    Salaries, wages and employee benefits                                          16,469         14,598
    Current environmental remediation liabilities                                   4,863          5,079
    Other current liabilities                                                       5,126          4,355
    Interest payable                                                                4,835          4,659
    Current maturities of long-term borrowings (including note payable to
    Parent of $367 and $435 at March 31, 1998 and 1997, respectively)               7,106            435
                                                                                ---------      ---------
TOTAL CURRENT LIABILITIES                                                          87,917         73,792

LONG-TERM BORROWINGS, LESS CURRENT PORTION                                        214,465        237,474

OTHER LIABILITIES                                                                  23,433         21,555

DEFERRED INCOME TAXES                                                              50,600         52,300

SHAREHOLDERS' EQUITY
      Class A Common Stock, $.01 par value, 100,000,000 and 0 shares authorized at March 31, 1998 and 1997, respectively. No shares
         issued and outstanding at March 31, 1998 and 1997.                            --             --
      Class B Common Stock, $.01 par value, 22,000,000 and 30,000,000 shares authorized at March 31, 1998 and 1997, respectively.
         10,568,555 and 10,079,028 shares issued and outstanding at
         March 31, 1998 and 1997, respectively.                                       106            101
      Capital in excess of par                                                    167,283        156,816
      Retained earnings (accumulated deficit)                                      19,886         (4,328)
      Deferred compensation                                                        (1,560)        (2,025)
                                                                                ---------      ---------
TOTAL SHAREHOLDERS' EQUITY                                                        185,715        150,564

                                                                                ---------      ---------
TOTAL LIABILITIES AND SHAREHOLDERS' EQUITY                                      $ 562,130      $ 535,685
                                                                                =========      =========

See notes to consolidated financial statements

AMERISTEEL CORPORATION & SUBSIDIARY
CONSOLIDATED STATEMENTS OF INCOME
($ in thousands except earnings per share data)

                                               Year Ended          Year Ended           Year Ended
                                                March 31,           March 31,            March 31,
                                                  1998                1997                 1996
                                             --------------      ---------------      --------------

NET SALES                                       $664,566             $617,289             $628,404

Operating Expenses:
     Cost of sales                               540,422              531,190              533,965
     Selling and administrative                   27,811               29,068               29,605
     Depreciation                                 19,494               16,654               14,619
     Amortization of goodwill                      4,130                4,130                4,130
     Other operating expenses                         --                   --               16,013
                                             -----------         ------------         ------------
                                                 591,857              581,042              598,332
                                             -----------         ------------         ------------
INCOME FROM OPERATIONS                            72,709               36,247               30,072

Other Expenses:
     Interest                                     19,775               19,473               22,000
     Amortization of deferred financing costs        652                  934                1,956
                                             -----------         ------------         ------------
                                                  20,427               20,407               23,956
                                             -----------         ------------         ------------
INCOME BEFORE INCOME TAXES                        52,282               15,840                6,116

Income taxes                                      22,000                7,788                3,996
                                             -----------         ------------         ------------

NET INCOME                                      $ 30,282             $  8,052             $  2,120
                                             ===========         ============         ============

EARNINGS PER COMMON SHARE -
  BASIC (NOTE B)                                $   3.00             $   0.80             $   0.21
                                             ===========         ============         ============

  DILUTED (NOTE B)                              $   2.98             $   0.80             $   0.21
                                             ===========         ============         ============
     Weighted average number of common
       shares outstanding                         10,103               10,087               10,062
     Weighted average number of common
       and common equivalent shares               10,174               10,087               10,062


See notes to consolidated financial statements

AMERISTEEL CORPORATION & SUBSIDIARY
CONSOLIDATED STATEMENTS OF SHAREHOLDERS' EQUITY
   ($ in thousands except share data)

                                                                                      Retained
                                                                       Capital        Earnings
                                                Common Stock          in Excess     (Accumulated    Deferred
                                              Shares      Amount        of Par        Deficit)    Compensation     Total
                                             ----------- --------    -----------    ------------  ------------   -----------
BALANCES AT MARCH 31,1995                     10,000,000    $ 100    $   155,900    $   (14,500)   $  (3,750)    $   137,750

   Common stock issuance                          95,741        1          1,126             --         (150)            977
   Net income                                         --       --             --          2,120           --           2,120
   Reduction in deferred compensation                 --       --             --             --          900             900
                                             ----------- --------    -----------    ------------   ----------    -----------
BALANCES AT MARCH 31, 1996                    10,095,741    $ 101    $   157,026    $   (12,380)   $  (3,000)    $   141,747

   Common stock issuance                             100       --              1             --           --               1
   Repurchase of common stock                    (16,813)      --           (211)            --           --            (211)
   Net income                                         --       --             --          8,052           --           8,052
   Reduction in deferred compensation                 --       --             --             --          975             975
                                             ----------- --------    -----------    ------------   ----------    -----------
BALANCES AT MARCH 31, 1997                    10,079,028    $ 101    $   156,816    $    (4,328)   $  (2,025)    $   150,564

   Common stock issuance                         495,005        5         10,541             --         (540)         10,006
   Repurchase of common stock                     (5,478)      --            (74)            --           --             (74)
   Net income                                         --       --             --         30,282           --          30,282
   Dividends paid                                     --       --             --         (6,068)          --          (6,068)
   Reduction in deferred compensation                 --       --             --             --        1,005           1,005
                                             ----------- --------    -----------    ------------   ----------    -----------
BALANCES AT MARCH 31, 1998                    10,568,555    $ 106    $   167,283    $    19,886    $  (1,560)    $   185,715
                                             =========== ========    ===========    ============   ==========    ===========

See notes to consolidated financial statements

AMERISTEEL CORPORATION & SUBSIDIARY
CONSOLIDATED STATEMENTS OF CASH FLOWS
               ($ in thousands)

                                                             Year Ended      Year Ended       Year Ended
                                                              March 31,       March 31,        March 31,
                                                                1998             1997             1996
                                                            ---------------------------------------------
OPERATING ACTIVITIES
Net income                                                    $ 30,282         $  8,052         $  2,120
Adjustment to reconcile net income to net cash
   provided by operating activities:
    Depreciation                                                19,494           16,654           14,619
    Amortization                                                 4,782            5,064            6,086
    Deferred income taxes                                       (1,900)            (200)          (1,200)
    Loss on disposition of property, plant and equipment         2,524              317           14,312
    Gain on disposition of assets held for sale                 (1,756)              --               --
    Deferred compensation                                        1,005              975              900

Changes in operating assets and liabilities:
    Accounts receivable                                         (4,767)           4,347            7,450
    Inventories                                                (24,240)           6,580           14,927
    Other current assets                                           729              (85)            (303)
    Other assets                                                     4               (4)              21
    Trade accounts payable                                       4,852            4,432           (9,130)
    Salaries, wages and employee benefits                        1,871              262           (2,184)
    Other current liabilities                                      479             (828)             769
    Environmental remediation                                      384           (1,400)          (5,421)
    Interest payable                                               176             (281)            (318)
    Income taxes payable                                           292              126              514
    Other liabilities                                            1,278              (81)             929
                                                            ----------       ----------       ----------

NET CASH PROVIDED BY OPERATING ACTIVITIES                       35,489           43,930           44,091

INVESTING ACTIVITIES
    Additions to property, plant and equipment                 (21,107)         (34,382)         (36,894)
    Purchase of assets held for sale                              (129)            (454)              --
    Proceeds from sales of property, plant and equipment           251              876              788
    Proceeds from sale of assets held for sale                   3,034            1,550              794
    Restricted IRB Funds                                        (2,313)          13,700          (13,700)
                                                            ----------       ----------       ----------
NET CASH USED IN INVESTING ACTIVITIES                          (20,264)         (18,710)         (49,012)

FINANCING ACTIVITIES
    (Payments to) proceeds from short-term and long-term       (16,338)         (29,558)          21,227
    borrowings, net
    Additions to deferred financing costs                       (3,138)              --             (909)
    Prepurchase of subordinated debentures                          --               --          (13,035)
    Proceeds from sale of common stock                          10,006               --              977
    Redemption of common stock                                     (74)            (210)              --
    Dividends paid                                              (6,068)              --               --
                                                            ----------       ----------       ----------
NET CASH (USED IN) PROVIDED
    BY FINANCING ACTIVITIES                                    (15,612)         (29,768)           8,260
                                                            ----------       ----------       ----------
(DECREASE)INCREASE IN
   CASH AND CASH EQUIVALENTS                                      (387)          (4,548)           3,339

Cash and cash equivalents at beginning of period                 1,645            6,193            2,854
                                                            ----------       ----------       ----------

CASH AND CASH EQUIVALENTS AT END OF PERIOD                    $  1,258         $  1,645         $  6,193
                                                            ==========       ==========       ==========

SUPPLEMENTAL CASH FLOW INFORMATION
Cash paid for interest (net of amount capitalized)            $ 19,599         $ 19,754         $ 22,318
                                                            ==========       ==========       ==========

Cash paid for income taxes                                    $ 21,709         $  7,862         $  4,682
                                                            ==========       ==========       ==========

See notes to consolidated financial statements

AMERISTEEL CORPORATION & SUBSIDIARY

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
MARCH 31, 1998, 1997 AND 1996

NOTE A -- BASIS OF PRESENTATION

     The consolidated financial statements include the accounts of AmeriSteel Corporation, a Florida corporation and its wholly owned subsidiary (AmeriSteel Finance Corporation, a Delaware corporation) (together, the "Company") after elimination of all significant intercompany balances and transactions. As of April 1, 1996, the Company changed its name from Florida Steel Corporation (which it had used since 1956) to AmeriSteel Corporation. The predecessor of the Company was formed in 1937. The Company is a majority-owned subsidiary of FLS Holdings, Inc. ("the Parent").

NOTE B -- SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

     Credit Risk: The Company extends credit, primarily on a basis of 30-day terms, to various customers in the steel distribution, fabrication and construction industries, primarily located in the southeastern United States. The Company performs periodic credit evaluations of its customers and generally does not require collateral. Credit (recoveries)losses for the fiscal years 1998, 1997, and 1996 have been approximately $(28,000), $106,000 and $184,000, respectively.

     Business Segment: The Company is engaged in steel production and the manufacture, fabrication and marketing of steel products, primarily for use in construction and industrial markets. In the years ended March 31, 1998, 1997 and 1996, export sales were less than 1% of total sales.

     Cash Equivalents: The Company considers all highly liquid investments, with a maturity of three months or less when purchased, to be cash equivalents.

     Inventories: Inventories are stated at the lower of cost (first-in, first-out method) or market.

     Assets Held for Sale: Assets held for sale consists primarily of real estate and machinery and equipment held for sale which are carried at the lower of cost or net realizable value.

     Property, Plant and Equipment: Property, plant and equipment are stated at cost. Major renewals and betterments are capitalized and depreciated over their estimated useful lives. Maintenance and repairs are charged against operations as incurred. Upon retirement or other disposition of property, plant and equipment, the cost and related allowances for depreciation are removed from the accounts and any resulting gain or loss is reflected in the income statement.

     Interest costs for property, plant and equipment construction expenditures of approximately $0.5 million and $2.0 million were capitalized for the years ended March 31, 1998 and 1997, respectively. For financial reporting purposes, the Company provides for depreciation of property, plant and equipment using the straight-line method over the estimated useful lives of 20 to 30 years for buildings and improvements and 4 to 15 years for other equipment.

     Restricted IRB Funds: The Company accounts for restricted funds received from the proceeds of Industrial Revenue Bonds (IRBs) as Construction in Progress within Property, Plant and Equipment until such funds have been spent. As of March 31, 1998 and 1997, the Company had $2.7 million and $0 million, respectively, of such restricted IRB funds on its balance sheet.

     Goodwill: Goodwill consists of the excess of purchase price over the fair value of acquired assets and liabilities. Goodwill is stated at cost less accumulated amortization of $21.6 million and $17.5 million at March 31, 1998 and 1997, respectively. Goodwill is being amortized over a 25-year period.

     Deferred Financing Costs: The deferred financing costs as of March 31, 1998 and 1997, are net of accumulated amortization of $9.6 million and $9.0 million, respectively. These amounts will be amortized over the term of the respective debt instruments, which range from 1 to 10 years. The Company incurred financing costs of approximately $3.0 million in March 1998 related to the $130 million Senior Notes (see "Note D").

AMERISTEEL CORPORATION & SUBSIDIARY

     Earnings per Common Share: In fiscal 1998, the Company adopted Statement of Financial Accounting Standards No. 128, "Earnings per Share" (SFAS 128). Basic earnings per common share is based upon the weighted average number of common shares and the diluted earnings per common share is based upon the weighted average number of common shares plus the dilutive common equivalent shares outstanding during the period. The following is a reconciliation of the denominators of the basic and diluted earnings per common share computations shown on the face of the accompanying consolidated statements of income (in thousands):

                                                            1998             1997             1996
                                                            ----             ----             ----
     Basic weighted average number of common shares        10,103           10,087           10,062
     Dilutive effect of options outstanding                    71               -                 -
     Diluted weighted average number of common and
       common equivalent shares outstanding                10,174           10,087           10,062

     The Company's previously reported primary earnings per common share and fully diluted earnings per common share for fiscal 1997 and 1996 did not differ from the basic earnings per common share and the diluted earnings per common share, respectively, calculated under SFAS 128.

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

     Recent Accounting Pronouncements: In June 1997, the Financial Accounting Standards Board issued Statement No. 131, "Disclosures about Segments of an Enterprise and Related Information" (SFAS 131) which establishes standards for reporting information about operating segments of a business. The statement, which is based on the management approach to segment reporting, includes requirements to report selected segment information and entity-wide disclosures about products and services, major customers, and the countries in which the Company holds assets and reports revenues. This statement becomes effective for the Company for reporting beginning in fiscal 1999. Management has determined that the adoption of SFAS 131 will not have a material effect on the consolidated financial statements.

     In February 1998, the Financial Accounting Standards Board issued Statement No. 132, "Employers Disclosures about Pensions and Other Post
Retirement Benefits" (SFAS 132) which standardizes the disclosure requirements for defined contribution plans and defined benefit plans. The statement is effective for financial statements relating to fiscal years beginning after December 15, 1997. Management has determined that the adoption of SFAS 132 will not have a material effect on the consolidated financial statements.

     Reclassifications: Certain amounts in the fiscal 1996 and 1997 financial statements have been reclassified to conform to the fiscal 1998 financial statement presentation.

AMERISTEEL CORPORATION & SUBSIDIARY

NOTE C -- INVENTORIES

         Inventories consist of the following:

                                             MARCH 31,      MARCH 31,
                                               1998           1997
                                               ----           ----
                                               ($ IN THOUSANDS)

Finished goods                              $ 87,511        $ 59,299
Work in-process                                9,694          14,175
Raw materials and operating supplies          33,208          32,699
                                              ------          ------
                                            $130,413        $106,173
                                            ========        ========

NOTE D -- BORROWINGS

         Long-term borrowings consist of the following:

                                             MARCH 31,      MARCH 31,
                                               1998           1997
                                               ----           ----
                                                 ($ IN THOUSANDS)

Revolving Credit Agreement                  $ 40,070        $ 51,340
Industrial Revenue Bonds                      35,875          30,875
First Mortgage Notes                         100,000         100,000
Subordinated Intercompany Note                40,000          50,000
Trade Loan Agreements                          5,259           5,259
Note to Parent                                   367             435
                                             -------         -------
                                             221,571         237,909
Less current maturities                        7,106             435
                                             -------         -------
                                            $214,465        $237,474
                                            ========        ========

     On June 9, 1995, the Company entered into a revolving bank agreement (the "Revolving Credit Agreement"), which provides up to $140 million borrowings subject to a "borrowing base" amount. The borrowing base amount will not exceed the sum of 85% of eligible accounts receivable plus 65% of eligible inventory. Letters of credit are subject to an aggregate sublimit of $50 million. The Revolving Credit Agreement expires on June 9, 1999. The Revolving Credit Agreement contains certain covenants including, among other restrictions, financial ratios and limitations on indebtedness, liens, investments and disposition of assets and dividends. It is collateralized by first priority security interests in substantially all accounts receivable and inventory of the Company. The Company continued to be in compliance with these covenants throughout fiscal 1998. Loans under the Revolving Credit Agreement bear interest at a per annum rate equal to one of several rate options (LIBOR, Fed Funds, or Cost of Funds) based on the facility chosen at the time of borrowing plus an applicable margin determined by tests of performance from time to time. The effective interest rate at March 31, 1998 was 7.1%.

     The Company's industrial revenue bonds ("IRBs") were issued to obtain funding to construct facilities in Jackson, Tennessee; Charlotte, North Carolina; Jacksonville, Florida; and Plant City, Florida. The interest rates on these bonds range from 50% to 75% of the prime rate. $1.5 million of the IRBs matures in November 1998. $9.4 million of the IRBs matures in fiscal 2004, $5.0 million matures in fiscal 2015 and the remaining $20.0 million matures in fiscal 2018. The $5.0 million IRBs maturing in fiscal 2015 were issued in September 1997 for construction of a facility at the Jackson mill to recycle EC dust. The IRBs are backed by irrevocable letters of credit issued pursuant to the Revolving Credit Agreement. As of March 31, 1998, the Company had approximately $40.5 million of outstanding letters of credit, primarily for IRBs, insurance-related matters and surety bonds.

     The First Mortgage Notes were collateralized senior obligations of the Company limited in aggregate principal amount to $100 million and mature on December 15, 2000 if not called before that date (see below). Interest on the First Mortgage Notes accrued at the rate of 11.5% per annum and was payable semiannually on each June 15 and December 15. The Company had assigned and pledged a security interest in substantially all the real and personal property of the four mills. The First Mortgage Notes ranked pari passu with respect to the payment in full of the principal and interest on all existing and future senior indebtedness of the Company and ranked senior to all subordinated indebtedness of the Company. The First Mortgage Notes contained covenants that included, without limitation, maintenance of

AMERISTEEL CORPORATION & SUBSIDIARY
sufficient consolidated net worth and limitations on additional indebtedness, transactions with affiliates, dispositions of assets, liens, dividends and distributions. The Company continued to be in compliance with these covenants throughout fiscal 1998.

     On March 30, 1998 the Company entered into a binding agreement to refinance the First Mortgage Notes by issuing $130 million of 8.75% unsecured Senior Notes, (the "Senior Notes"). The Senior Notes were issued on April 6, 1998 and mature on April 15, 2008. The First Mortgage Notes were subsequently redeemed in whole on May 11, 1998 at a call premium of 101.916%. See "Note L - Subsequent Events" for a detailed discussion of the Senior Notes and the redemption of the First Mortgage Notes.

     On March 31, 1998 the Company redeemed $10 million of a $50 million note to a related party (the "Subordinated Intercompany Note") from proceeds from the sale of 454,545 shares of Class B common stock to an institutional investor. After this redemption, the Company's outstanding Subordinated Intercompany Note was $40 million with maturing dates through February 25, 2004. The Subordinated Intercompany Note bears interest at variable rates. The weighted average interest rate at March 31, 1998 was 7.60%. The Company intends to redeem an additional $20 million of Subordinated Intercompany Note before June 30, 1998 from proceeds of the Senior Notes. See "Note L - Subsequent Events" for a detailed discussion of Senior Notes.

     The Note to Parent is an unsecured non-interest bearing note which is due on demand. Accordingly, amounts due are classified as current in the accompanying consolidated statements of financial position.

     The Company has borrowed $5.3 million as of March 31, 1998, under the Trade Loan Agreements. The loan bears interest at 7.3% and matures on June 30, 1998. Proceeds were used for the purchase of steel mill equipment.

     The maturities of long-term borrowings for the fiscal years subsequent to March 31, 1998 are as follows:

                           FISCAL                     AMOUNT
                           ------                     -------
                                    ($ IN THOUSANDS)
                           1999                      $   7,106
                           2000                         40,070
                           2001                           --
                           2002                           --
                           2003                         40,000
                           Thereafter                  134,395
                                                        ------

                                                      $221,571
                                                      ========

NOTE E -- INCOME TAXES

         The provision for income taxes is comprised of the following amounts:

                                    YEAR ENDED        YEAR ENDED         YEAR ENDED
                                     MARCH 31,         MARCH 31,          MARCH 31,
                                       1998              1997               1996
                                       ----              ----               ----
                                                   ($ IN THOUSANDS)
Currently payable:
         Federal                    $20,940            $7,391             $ 4,592
         State                        2,960               597                 604
                                    -------            ------             -------
                                     23,900             7,988               5,196

Deferred provision (benefit):
         Federal                       (200)             (594)             (1,301)
         State                       (1,700)              394                 101
                                    -------            ------             -------
                                     (1,900)             (200)             (1,200)
                                    -------            ------             -------
                                    $22,000            $7,788             $ 3,996
                                    =======            ======             =======

AMERISTEEL CORPORATION & SUBSIDIARY

         A reconciliation of the difference between the effective income tax rate for each year and the statutory federal income tax rate follows:


                                          YEAR ENDED     YEAR ENDED      YEAR ENDED
                                            MARCH 31,     MARCH 31,       MARCH 31,
                                              1998          1997           1996
                                              ----          ----           ----
                                                       ($ IN THOUSANDS)
Tax provision at statutory rates          $18,299        $ 5,544        $ 2,141

State income taxes, net of federal
   income tax effect                        2,142            722            244
Goodwill amortization                       1,445          1,446          1,611
Other items, net                              114             76             --
                                          -------        -------        -------
                                          $22,000        $ 7,788        $ 3,996
                                          =======        =======        =======

         The components of the deferred tax assets and liabilities consisted of the following at March 31:

                                                   1998              1997
                                                   ----              ----
                                                      ($ IN THOUSANDS)
DEFERRED TAX ASSET
  Allowance for doubtful accounts               $    390         $    390
  Worker's compensation accrual                    1,097            1,413
  Employee benefits and related accruals           2,666            2,351
  Environmental remediation accrual                3,563            3,414
  Federal loss carryforward                        1,103            1,654
  State loss carryforward                             --               40
  Pension accrual                                  2,823            2,334
  Post retirement benefits accrual                 3,313            3,306
  Other                                              514              856
                                                --------         --------
                                                  15,469           15,758
                                                ========         ========

DEFERRED TAX LIABILITY
  Inventories                                       (996)          (1,992)
  Property, plant and equipment                  (56,932)         (57,903)
  Assets held for sale                            (2,161)          (2,432)
  Deferred compensation                             (359)            (731)
  Property taxes                                    (421)              --
                                                  -------          -------
                                                 (60,869)         (63,058)
                                                ---------        ---------
NET DEFERRED TAX LIABILITY                      $(45,400)        $(47,300)
                                                =========        =========

     The Company has a Federal net operating loss carryforward of approximately $3.1 million expiring in 2009. As a result of a change in tax fiscal year, recognition of Federal net operating loss carryforwards are limited to approximately $1.6 million each year.

NOTE F -- BENEFIT PLANS

     The Company maintains a defined benefit pension plan covering substantially all employees. The benefits are based on years of service and compensation during the period of employment. Annual contributions are made in conformity with minimum funding requirements and maximum deductible limitations.

AMERISTEEL CORPORATION & SUBSIDIARY

     The plan's funded status and the amounts recognized in the accompanying consolidated statements of financial position are as follows:

                                                                   MARCH 31,        MARCH 31,
                                                                     1998             1997
                                                                     ----             ----
                                                                      ($ IN THOUSANDS)
Actuarial present value of benefit obligations:
  Accumulated benefit obligation including vested benefits
         of $76,978 and $66,249, at March 31, 1998 and
         1997, respectively                                       $  81,019         $  71,157
                                                                  =========         =========
Projected benefit obligation
         for service rendered to date                             $ (97,531)        $ (84,646)
Plan assets at fair value                                           102,537            85,828
                                                                  ---------         ---------

Projected benefit obligation less than plan assets                    5,006             1,182
Unrecognized net gain                                               (11,769)           (6,549)
Unrecognized prior service cost                                        (354)             (390)
                                                                  ---------         ---------
Net accrued pension cost included in other long
       term liabilities                                           $  (7,117)        $  (5,757)
                                                                  =========         =========

     The weighted average discount rates used in determining the actuarial present value of the accumulated benefit obligation were 7.25% and 7.75%, for the years ended March 31, 1998 and 1997, respectively. The rate of increase in future compensation levels was 4.5% for both years. The expected rate of return on plan assets was 9.5% for the years ended March 31, 1998 and 1997.

     Pension cost included in the accompanying consolidated statements of income is comprised of the following:

                                          YEAR ENDED            YEAR ENDED             YEAR ENDED
                                           MARCH 31,             MARCH 31,              MARCH 31,
                                             1998                  1997                   1996
                                             ----                  ----                   ----
                                                              ($ IN THOUSANDS)
Service cost                               $  2,542              $  2,802              $  2,695
Interest cost                                 6,395                 6,223                 5,756
Actual income from plan assets              (21,221)               (7,395)              (14,561)
Net amortization and deferral                13,645                   249                 8,025
                                           --------              --------              --------
Net pension cost                           $  1,361              $  1,879              $  1,915
                                           ========              ========              ========

     The Company also has a voluntary savings plan available to substantially all of its employees. Under this plan, the Company contributes amounts based upon a percentage of the savings paid into the plan by employees. The Company matches 50% of the employees' contributions up to 4% of employees' salaries. Costs under this plan were $1.3 million, $1.1 million, and $1.1 million for the years ended March 31, 1998, 1997 and 1996, respectively.

     The Company has an unfunded Supplemental Benefits Plan, which is a nonqualified plan that provides certain officers defined pension benefits in excess of limits imposed by federal tax laws. The charges to income under the Supplemental Benefits Plan for the years ended March 31, 1998, 1997 and 1996 were approximately $107 thousand, $282 thousand and $0 thousand, respectively.

AMERISTEEL CORPORATION & SUBSIDIARY

Post Retirement Benefits

     The Company currently provides specified health care benefits to retired employees. Employees who retire after a certain age with specified years of service become eligible for benefits under this unfunded plan. The Company has the right to modify or terminate these benefits. The following table summarizes the accumulated post retirement benefit obligations included in the Company's consolidated statements of financial position:

                                                 MARCH 31,      MARCH 31,
                                                   1998           1997
                                                   ----           ----
                                                   ($ IN THOUSANDS)
Retirees                                          $4,931        $4,496
Fully eligible active participants                   176           232
Other active plan participants                     3,481         3,015
                                                  ------        ------

          Total                                    8,588         7,743
Plan assets at fair value                             --            --
Unrecognized net gain                                391         1,319
                                                  ------        ------

Accrued post retirement benefit obligation        $8,979        $9,062
                                                  ======        ======

     The following table summarizes the net post retirement benefit costs:

                                                   MARCH 31,   MARCH 31,
                                                    1998         1997
                                                    ----         ----
                                                     ($ IN THOUSANDS)
Service cost                                       $ 213         $ 216
Interest cost                                        600           558
Gain                                                 (11)          (23)
                                                   -----         -----
Net post retirement benefit cost                   $ 802         $ 751
                                                   =====         =====

     The weighted average discount rate used in determining the accrued post retirement benefit obligation was 7.25% for fiscal 1998 and 7.75% for fiscal 1997. The gross medical trend rate was assumed to be 9.96% in 1997 and dropping
 .346% per year to 6.0% in 2008 and beyond for pre-65 retirees that retired before January 1, 1994, and 8.5% decreasing by .5% per year to 5.5% in 2003 and beyond for post-65 retirees that retired before January 1, 1994. For retirees on or after January 1, 1994, the trend rate is the same until the Company's expected costs are double the 1992 costs. At that point, future increases in the medical trend will be paid by the retirees. The health care cost trend rate assumption has a significant effect on the amount of the obligation reported.

     The incremental effect of a 1% increase in the medical trend rate would result in an increase of approximately $211,993 and $14,956 to the accrued post retirement benefit obligation and service cost plus interest cost, respectively, as of and for the year ended March 31, 1998.

NOTE G -- COMMON STOCK

     On October 16, 1997, the Board of Directors approved amendments to the Company's Articles of Incorporation and were effective on December 8, 1997. The amendments authorize 100,000,000 shares of $0.01 par value Class A common stock and 22,000,000 shares of $0.01 par value Class B common stock. Holders of Class A common stock and Class B common stock will be entitled to one vote per share and two votes per share, respectively. Class B common stock can only be issued or sold to the employees of the Company, a related party and an institutional investor.

     In December 1997, the Company declared and paid a special dividend of approximately $6.1 million to its stockholders at $0.60 per share.

AMERISTEEL CORPORATION & SUBSIDIARY

     On March 26, 1998 the Company issued 454,545 shares of Class B common stock for $10 million to an institutional investor. The proceeds were used to redeem $10 million of Subordinated Intercompany Note.

     In fiscal 1996, the Board of Directors approved a one time Stock Purchase/Option Plan (the Purchase Plan) available to essentially all employees. Employees who purchased stock were awarded stock options equal to six times the number of shares purchased. A total of 37,689 shares were sold under the Purchase Plan at a purchase price of $10.63 per share, with 30,444 shares outstanding as of March 31, 1998. The options were granted at fair value at the date of the grant, determined based on an independent appraisal as of the end of the previous fiscal year-end. The options have a four-year vesting period. A total of 226,134 options were granted under the Purchase Plan, with 180,474 options outstanding as of March 31, 1998. No options remain available for future grant. The issued options and shares become one third vested two years from the grant date, another one-third vested three years from the grant date and the remaining balance vested four years from the grant date. Options may be exercised for 10 years from the grant date.

     During fiscal 1996, the Board of Directors also approved the AmeriSteel Corporation Equity Ownership Plan (the Equity Ownership Plan) which provides for grants of common stock, options to purchase common stock and stock appreciation rights up to 438,852 shares. The Company has granted 164,100 incentive stock options and 52,100 shares of common stock under the Equity Ownership Plan through March 31, 1998, with 147,500 incentive stock options and 52,100 shares of common stock outstanding at March 31, 1998. All issued options and 49,600 shares of issued common stock become one third vested two years from the grant date, another one-third vested three years from the grant date and the remaining balance vested four years from the grant date. The remaining 2,500 shares of issued common stock become one-quarter vested for each of the four years following the grant date. All grants were at the fair market value of the common stock on the grant date, determined based on an independent appraisal as of the end of the previous fiscal year-end. Options may be exercised for 10 years from the grant date.

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

     The Company adopted SFAS No. 123 for disclosure purposes in fiscal 1997. For SFAS No. 123 purposes, the fair value of each option grant under the Equity Ownership Plan and Purchase Plan has been estimated as of the date of the grant using a minimum value calculation with the following weighted average assumptions: risk-free interest rate of 6.5 percent for the Equity Ownership Plan in fiscal 1998, 1997 and 1996 and risk-free interest rate of 6.3 percent for the Purchase Plan in fiscal 1996; expected life of 7 years for the Equity Ownership Plan in fiscal 1998, 1997 and 1996 and expected life of 7 years for the Purchase Plan for fiscal 1996; and dividend rate of zero percent for the Equity Ownership Plan in fiscal 1998, 1997 and 1996 and dividend rate of zero percent for the Purchase Plan for fiscal 1996. Using these assumptions, the fair value of the stock options granted in fiscal 1998, 1997 and 1996 is $328,502, $270,363 and $806,282, respectively, which would be amortized as compensation expense over the vesting period of the options.

     The fair value of the stock issued in fiscal 1996 under the Purchase Plan has been estimated at the date of the grant using a minimum value calculation with the following weighted average assumptions: risk-free interest rate of 5.3 percent, expected life of 7 years and dividend rate of zero percent. Using these assumptions, the fair value of the issued stock in fiscal 1996 is $75,755. The fiscal 1996 fair value would be compensation expense for fiscal 1996.

AMERISTEEL CORPORATION & SUBSIDIARY

     Had compensation cost been determined consistent with SFAS No. 123, utilizing the assumptions detailed above, the Company's net income and earnings per share would have been changed to the following pro forma amounts:

                                                     1998              1997             1996
                                                     ----              ----             ----
Net Income:
     As reported                                   $30,282            $8,052           $2,120
     Pro forma                                      30,101             7,858            2,003

Earnings per common share:
     Basic earnings per common share -
         As reported                               $  3.00            $ 0.80           $ 0.21
         Pro forma                                    2.98              0.78             0.20

Earnings per common share:
     Diluted earnings per common and common
      equivalent share -
         As reported                               $  2.98            $ 0.80           $ 0.21
         Pro forma                                    2.96              0.78             0.20

     Because the SFAS No. 123 method of accounting has not been applied to stock-based compensation granted prior to April 1, 1995, the resulting pro forma compensation cost may not be representative of that to be expected in future years.

     The following table summarizes stock option activity for the years ended March 31, 1998, 1997 and 1996:

                                                        Equity Ownership Plan
                                                        ---------------------

                                        Number            Weighted-      Number           Weighted-     Number         Weighted-
                                          of              Average          of              Average        of            Average
                                        Shares            Exercise       Shares            Exercise      Shares         Exercise
                                                           Price                            Price                         Price
                                         1998              1998           1997              1997          1996            1996
                                         ----              ----           ----              ----          ----            ----
Outstanding, beginning of year          78,300         $   12.50          12,000         $   12.50           --        $      --

Granted                                 72,750             13.50          79,350             12.50       12,000            12.50
Exercised                                   --                --              --                --           --               --
Forfeited                               (3,550)            12.65         (13,050)            12.50           --               --

Outstanding, end of year               147,500             12.99          78,300             12.50       12,000            12.50
                                       -------                          --------                        -------
Options vested at year-end               4,000         $   12.50              --               --            --               --

Weighted-average fair value
   of options granted during
   the year                                 --         $    5.26              --         $    4.61           --        $    4.46

AMERISTEEL CORPORATION & SUBSIDIARY

                                                                 Purchase Plan
                                                                 -------------
                                                      Weighted-                      Weighted-                      Weighted-
                                     Number of         Average      Number of        Average        Number of        Average
                                      Shares           Exercise      Shares          Exercise        Shares          Exercise
                                                        Price                          Price                           Price
                                      1998              1998          1997             1997           1996             1996
                                      ----              ----          ----             ----           ----             ----
Outstanding, beginning of
   year                              194,778         $   12.50       221,094         $   12.50            --         $      --

Granted                                   --                --            --                --       226,134             12.50
Exercised                               (460)            12.50            --                --            --                --
Forfeited                            (13,844)            12.50       (26,316)            12.50        (5,040)            12.50

Outstanding, end of year
                                     180,474         $   12.50       194,778         $   12.50       221,094         $   12.50
                                     -------                         -------                         -------
Options vested at year-end
                                      60,158         $   12.50            --         $      --            --         $      --

Weighted-average fair value
   of options granted
   during the year                        --         $      --            --         $      --            --         $    4.45

     The weighted-average remaining contractual life of the options under the Equity Ownership Plan and the Purchase Plan as of March 31, 1998 is 8.69 years and 7.50 years, respectively.

     The weighted-average fair value of the shares sold under the Purchase Plan during fiscal 1996 was $12.50.

NOTE H -- INCENTIVE COMPENSATION PLAN

     In 1989, the Board of Directors approved a short-term incentive plan to reward key employees who are significant to the Company's long-term success. The awards are based on the Company's actual operating results, as compared to targeted results. The plan provides for annual distributions to participants based on that relationship. The plan is amended annually by the Board of Directors to reflect changes in expected operating results, and to adjust target results accordingly. The fiscal 1998, 1997 and 1996 plans were based on actual return on capital employed as compared to target return on capital employed. The award was $4.0 million for fiscal 1998, $1.4 million for fiscal 1997, and $1.2 million for fiscal 1996, which amounts were included in salaries, wages and employee benefits.

NOTE I -- ENVIRONMENTAL MATTERS

     As the Company is involved in the manufacture of steel, it produces and uses certain substances that may pose environmental hazards. The principal hazardous waste generated by current and past operations is emission control dust (EC dust), a residual from the production of steel in electric arc furnaces. Environmental legislation and regulation at both the federal and state level over EC dust is subject to change, which may change the cost of compliance. While EC dust is generated in current production processes, such EC dust is being collected, handled and disposed of in a manner which management believes meets all current federal and state environmental regulations. The costs of such collection and disposal are being expensed and paid currently from operations. In addition, the Company has handled and disposed of EC dust in other manners in previous years, and is responsible for the remediation of certain sites where such EC dust was generated and/or disposed. In general, the Company's estimate of the remediation costs is based on its review of each site and the nature of the anticipated remediation activities to be undertaken. The Company's process for estimating such remediation costs includes determining for each site the expected remediation methods, and the estimated cost for each step of the remediation. In all such determinations, the Company employs outside consultants, and providers of such remedial services where necessary, to assist in making such determinations. Although the ultimate costs associated with the remediation are not presently known, the Company has estimated the total remaining costs to

AMERISTEEL CORPORATION & SUBSIDIARY
be approximately $12.7 million with these costs recorded as a liability as of March 31, 1998, the majority of which is associated with four sites.

     The Tampa mill site contains slag and soil that is contaminated with EC dust, a principal hazardous waste generated by past operations. The volume and mass estimates of the contamination is based on analytical data from soil borings, soil samples and groundwater-monitoring wells. The remediation approach selected by the Company, excavation and on-site treatment and disposal, was approved, and a permit issued, by the U.S. Environmental Protection Agency during FY 1996 and by the Florida Department of Environmental Protection during FY 1998 and the Company received a signed Consent Order in FY 1998 to begin the remediation process. The remediation cost estimates are based on the Company's previous experience with comparable projects as well as estimates provided by outside environmental consultants. The Company is responsible for the total remediation costs and currently estimates those costs to be approximately $8 million for this site. The Company expects cleanup at this site to be substantially completed by 2001.

     At the Jackson, Tennessee mill site, EC dust contaminated with Cesium 137, a man-made, radioactive material (incident-related material) has been stored in containers awaiting remediation. The remediation volumes and masses are based on actual measurements made by the outside contractor during the now complete cleanup, consolidation and containerization phase of the remediation. The approach for the remaining treatment, transport and disposal phase is based on the final Nuclear Regulatory Commission "Technical Position," dated March 20, 1997. The remediation cost estimate is based on a signed contract for the treatment and transportation and on a written price quotation for the disposal. The detailed workplan has been submitted to the regulatory agencies for approval. The Company is responsible for the total remediation cost and currently estimates those costs to be approximately $3 million for this site. The Company expects cleanup at this site to be substantially completed during fiscal 1999.

     The Sogreen site, a third party site, contains EC dust from the Company that was stored at this recycling location. The Company has been named as a potentially responsible party (PRP) for this site, and thus its estimated share of the remediation costs is approximately 43% (based on analytical data from soil borings and samples) of the total estimated remediation cost of approximately $4.3 million. The Company currently estimates its remaining obligation to be approximately $1 million. The estimate includes the cost of soil remediation and groundwater remediation based on an approach approved by the Georgia Environmental Protection Division. If the other PRPs were not to fulfill their obligations, the Company's management believes that the impact of additional future costs attributable to the Sogreen site on the Company's results of operations, financial condition and liquidity, would not be significant. The Company expects cleanup at this site to be substantially completed during fiscal 1999.

     The Stoller site, a third party site, contains metals from other PRPs and EC dust from the Company that was stored at this recycling location. The Company has been named as a PRP for this site. Outside contractors have measured the remediation volumes and masses during the now complete cleanup and consolidation phase of the remediation. The remainder of the remediation approach, on-site treatment and disposal, is being completed by the State of South Carolina and construction of the on-site vault base was completed in April 1998. Stabilization of metals contaminated soil is underway with the vault cap to be completed in calendar 1998. The Company's cost estimates are based on its previous experience with comparable projects as well as estimates confirmed by the State of South Carolina. An Allocation Agreement was published by the State of South Carolina during 1997 that attributes approximately 2% of the remaining estimated $10 million remediation cost to the Company, which the Company has already paid. The non-participating PRPs have intervened in the proceedings for approval of the agreement between the Company and the State of South Carolina in the federal court in order to contest the agreement. The Company's management believes that the finalized agreement will be approved by the court between July and August, 1998. If the Allocation Agreement is not approved under its present terms, the Company's management believes that its overall obligation could increase to approximately 50% of the total estimated remediation cost. The Company expects cleanup at this site to be substantially completed during fiscal 1999.

     The Company paid approximately $2.9 million in remediation costs in fiscal 1998. Of the $12.7 million accrued at March 31, 1998, the Company expects to pay approximately $4.9 million within one year. The timing of the remaining future payments for each future year is uncertain due to the various remediation alternatives being considered. However, the Company's management has estimated that all significant remediation should be completed by approximately 2002. The Company expensed approximately $3.3 million in fiscal 1998, and $2 million in each of the previous two fiscal years for environmental remediation costs.

AMERISTEEL CORPORATION & SUBSIDIARY

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

     The Company, through a third-party contractor and operator, constructed a facility at the Company's Jackson mill designed to utilize a technology developed by the third party to recycle the Company's EC dust which is regulated as a hazardous waste due to the presence of heavy metals. The facility has a design capacity to recycle up to 30 thousand tons of EC dust per year. The Company currently generates approximately 24 thousand tons of EC dust per year. The facility is designed to recycle the EC dust in two stages. In the first stage, the dust is fed into a rotary hearth furnace where the zinc in the dust is vaporized and collected as crude zinc oxide. The residual of the dust exits the furnace in the form of a reduced iron unit that can be fed into an electric furnace as a scrap substitute. In the second stage of the process, the crude zinc oxide is fed into a wet chemical process to extract lead and cadmium and produce a high quality saleable zinc oxide.

     The facility began operations in March 1997, however the second stage operations are undergoing further development given that new technology is involved in the process. In fiscal 1998, the contractor and third-party operator of the facility defaulted under its agreements with the Company. As a result, the Company expects to incur additional costs and capital expenditures in connection with the development and operation of the facility. The Company's depreciation policy for the facility, with a net book value of $23.3 million at March 31, 1998, is to depreciate the facility over its expected remaining useful life of 14 years and to periodically evaluate the remaining life and recoverability of the equipment. There can be no assurance, however, that the technology or the two-stage facility and process will be commercially developed and operated on a cost efficient basis.

NOTE J -- COMMITMENTS

Operating Leases

     The Company leases certain equipment and real property under noncancelable operating leases. Aggregate future minimum payments under these leases are as follows:

                YEAR ENDING MARCH 31,                 AMOUNT
                ---------------------                 ------
                             ($ IN THOUSANDS)
                1999                                  $1,843
                2000                                   1,531
                2001                                   1,267
                2002                                   1,082
                2003                                     899
                Thereafter                             1,300
                                                   ---------

                                                      $7,922
                                                      ======

     Total rent expense was approximately $3.7 million, $4.1 million, and $4.2 million, for the years ended March 31, 1998, 1997 and 1996, respectively.

     On April 1, 1995, the Company entered into two noncancelable operating lease agreements with an initial lease term of five years to lease land and land improvements to a third party. Aggregate future minimum gross rentals under these leases is $100,000 per year. Net book value of the land and land improvements was $1.5 million at March 31, 1998.

Service Commitments

     The Company entered into two noncancelable agreements to purchase transportation services. The rates charged are based on a fixed dollar amount and number of miles. These rates are subject to change each year based on inflation. The term for each agreement is 5 years, beginning April 1, 1995, renewable for successive one-year periods.

AMERISTEEL CORPORATION & SUBSIDIARY

Employment Agreement

     On June 1, 1994, the Company entered into a five-year employment agreement (the "Employment Agreement") with a senior member of management. The Employment Agreement provides for, among other benefits, a base annual salary of $255,000 plus incentives based on performance, and equity interest of 7.5% of the outstanding common stock of the Company to vest ratably over five years. Deferred compensation of $4,500,000 was recorded related to the common stock granted, and is being amortized on a straight-line basis over the term of the Employment Agreement. The Employment Agreement also provides for certain additional benefits in the event of termination.

 Litigation

     The Company is defending various claims and legal actions which are common to its operations. While it is not feasible to predict or determine the ultimate outcome of these matters, none of them, in the opinion of management, will have a material effect on the Company's financial position or results of operations.

NOTE K -- OTHER OPERATING EXPENSES

     In September 1995, the Company closed the Tampa rolling mill. In fiscal 1996, the Company incurred non-cash charges of $12 million representing the write-down of property, plant and equipment to its estimated fair market value, and incurred cash charges of $3 million for severance payments and benefits costs for the termination of substantially all 116 Tampa rolling mill employees. All severance payroll and benefit costs were paid and charged against the liability during fiscal 1996, resulting in no liability for severance payroll and benefit costs at March 31, 1996. Approximately $1.8 million in net book value of property, plant and equipment related to the Tampa site, primarily land and buildings, was retained and is currently being used by the Company. The Company currently incurs minimal ongoing costs related to the Tampa mill land and building, primarily for ongoing warehousing and shipping operations, and the caretaking of environmental cleanup (see "Note I to consolidated financial statements -- Environmental Matters"), totaling approximately $300,000 annually. These costs are offset by short-term rental income attributable to this property of approximately $225,000 annually

     The Company incurred an additional $.8 million charge in fiscal 1996 for the write-off of all future lease obligations (through November 1998) related to the closure of its fabricating plant in Woodbridge, Virginia.

NOTE L -- SUBSEQUENT EVENTS

     On April 6, 1998 the Company issued the Senior Notes which mature on April 15, 2008. The Senior Notes are senior unsecured obligations of the Company, and rank pari passu in right of payment with all current and future unsubordinated indebtedness. Interest on the Senior Notes is payable semiannually on April 15 and October 15 commencing October 15, 1998. The Senior Notes will be redeemable at the option of the Company, in whole or in part, on or after April 15, 2003 at the redemption prices set forth below:

            Year                                         Redemption Price
            ----                                         ----------------

            2003............................................104.375%
            2004............................................102.917%
            2005............................................101.458%
            2006 and thereafter.............................100.000%

     On or prior to April 15, 2001 the Company may redeem, on one or more occasions, up to 35% of the principal amount of Senior Notes with the net proceeds of one or more public equity offerings at a redemption price equal to 108.75% of the principal amount thereof, plus accrued interest, subject to certain other provisions.

     The Senior Notes contain covenants that include, among others, maintenance of sufficient consolidated net worth and limitations on additional indebtedness, transactions with affiliates, dispositions of assets, liens, dividends and distributions.

     The net proceeds of approximately $127.1 million were used to redeem the Company's $100 million, 11.5% First Mortgage Notes on May 11, 1998. Management intends to use $20 million to repay a portion of the Company's Subordinated Intercompany Note before June 30, 1998 and the remaining proceeds to repay amounts owed under the Company's Revolving Credit Agreement and for general corporate purposes.

AMERISTEEL CORPORATION & SUBSIDIARY

     In May 1998, the Company will incur an extraordinary pretax charge of approximately $3.4 million when the First Mortgage Notes are redeemed. The pretax charge consists of approximately $1.5 million of unamortized deferred finance costs and a call premium of approximately $1.9 million.

               REPORT OF INDEPENDENT CERTIFIED PUBLIC ACCOUNTANTS

To AmeriSteel Corporation:

We have audited the accompanying consolidated statements of financial position of AmeriSteel Corporation (a Florida corporation) and subsidiary as of March 31, 1998 and 1997, and the related consolidated statements of income, shareholders' equity and cash flows for each of the three years in the period ended March 31, 1998. These financial statements are the responsibility of the Company's management. Our responsibility is to express an opinion on these financial statements based on our audits.

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

In our opinion, the financial statements referred to above present fairly, in all material respects, the financial position of AmeriSteel Corporation and subsidiary as of March 31, 1998 and 1997, and the results of their operations and their cash flows for each of the three years in the period ended March 31, 1998, in conformity with generally accepted accounting principles.

Tampa, Florida,
April 24, 1998 (except with
   respect to the matters discussed
   in Note L, as to which the
   date is May 11, 1998)

     ITEM 9. CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND
                              FINANCIAL DISCLOSURES

None.

                                    PART III
                                    --------

           ITEM 10. DIRECTORS AND EXECUTIVE OFFICERS OF THE REGISTRANT

The information required with respect to Directors and Executive Officers is included in the Information Statement which will be submitted to shareholders prior to July 29, 1998, and is incorporated herein by reference.

                         ITEM 11. EXECUTIVE COMPENSATION

The information required with respect to Executive Compensation is included in the Information Statement which will be submitted to shareholders prior to July 29, 1998, and is incorporated herein by reference.

     ITEM 12. SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT

The information required with respect to Security Ownership of Certain Beneficial Owners and Management is included in the Information Statement which will be submitted to shareholders prior to July 29, 1998, and is incorporated herein by reference.

             ITEM 13. CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS

The information required with respect to Certain Relationships and Related Transactions is included in the Information Statement which will be submitted to shareholders prior to July 29, 1998, and is incorporated herein by reference.

                                     PART IV
                                     -------

    ITEM 14. EXHIBITS, FINANCIAL STATEMENT SCHEDULES, AND REPORTS ON FORM 8-K

(a)(1) The following financial statements of AmeriSteel Corporation as of the dates and for the periods indicated are filed as part of this report:

         Consolidated Statements of Financial Position            March 31, 1998 and March 31, 1997

         Consolidated Statements of Operations                    Years Ended March 31, 1998, March
                                                                       31, 1997 and March 31, 1996

         Consolidated Statements of Shareholder's Equity          Years Ended March 31, 1998, March
                                                                       31, 1997 and March 31, 1996

         Consolidated Statements of Cash Flows                    Years Ended March 31, 1998, March
                                                                       31, 1997 and March 31, 1996


         Consolidated Report of Independent Certified Public Accountants - April 24, 1998 (except with respect to the matters discussed in Note L, as to which the date is May 11, 1998).

   (2) The following financial statement schedules of AmeriSteel Corporation are filed as part of this report: None

         All schedules for which provision is made in the applicable accounting regulation of the Securities and Exchange Commission are not required under the related instructions or are inapplicable and, therefore, have been omitted.

(b)      Reports on Form 8-K.  None filed for the quarter ended March 31, 1998.

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

                         AMERISTEEL CORPORATION
                         By: /s/                                    May 29, 1998
                            ----------------------------------------------------
                            Phillip E. Casey, Chairman of the Board         Date
                                            Chief Executive Officer

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the Registrant and in the capacities and on the dates indicated.

                 Name                                     Title
---------------------------------------   --------------------------------------



/s/                        May 29, 1998   Chief Executive Officer
---------------------------------------   Chairman of the Board; Director
Phillip E. Casey                   Date


/s/                        May 29, 1998   Director
---------------------------------------
Koichi Takashima                   Date


/s/                        May 29, 1998   Director
---------------------------------------
Akihiko Takashima                  Date


/s/                        May 29, 1998   Director
---------------------------------------
Hideichiro Takashima               Date


/s/                        May 29, 1998   Director
---------------------------------------
Ryutaro Yoshioka                   Date


/s/                        May 29, 1998   Vice President, Engineering; Director
---------------------------------------
Shuzo Hikita                       Date


/s/                        May 29, 1998   Vice President; Director
---------------------------------------
J. Donald Haney                    Date


/s/                        May 29, 1998   Vice President; Chief Financial
---------------------------------------   Officer and Secretary (Principal
Tom J. Landa                       Date   Financial Officer and Principal
                                          Accounting Officer); Director