Form 10-Q
period 1998-06-30
AMERISTEEL CORP
filed 1998-08-12
CIK 37661

                      SECURITIES AND EXCHANGE COMMISSION
                                Washington, D.C.
                                     20549

                                   FORM 10-Q


             [X]  QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15 (d)
                     OF THE SECURITIES EXCHANGE ACT OF 1934

                      For the Quarter Ended June 30, 1998

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

                        Yes    X       No
                           ----------    ----------

As of July 31, 1998 the registrant had 10,561,870 shares of Class B common stock outstanding.

                         PART I  FINANCIAL INFORMATION
                         ------------------------------

ITEM I.  FINANCIAL STATEMENTS

AMERISTEEL CORPORATION CONSOLIDATED
STATEMENTS OF FINANCIAL POSITION
($ in thousands)

                                                              June 30,           March 31,
                                                                1998               1998
                                                            (unaudited)
                                                           -------------       -------------
ASSETS

CURRENT ASSETS
  Cash and cash equivalents                                     $    498            $  1,258
  Accounts receivable, less allowance of $1,050
   and $1,000 at June 30 and March 31, 1998
   respectively, for estimated losses                             76,836              73,330
  Inventories                                                    125,049             130,413
  Deferred tax assets                                              5,200               5,200
  Other current assets                                               209                 409
                                                                --------            --------
TOTAL CURRENT ASSETS                                             207,792             210,610

ASSETS HELD FOR SALE                                              13,649              13,689

PROPERTY, PLANT AND EQUIPMENT
  Land and improvements                                           15,690              15,517
  Buildings and improvements                                      35,937              35,892
  Machinery and equipment                                        263,158             261,265
  Construction in progress                                        15,982              14,918
                                                                --------            --------
                                                                 330,767             327,592
  Less allowances for depreciation                               (81,355)            (76,420)
                                                                --------            --------
NET PROPERTY, PLANT AND EQUIPMENT                                249,412             251,172

GOODWILL                                                          80,611              81,643

DEFERRED FINANCING COSTS                                           3,399               5,009

OTHER ASSETS                                                           9                   7

                                                                --------            --------
TOTAL ASSETS                                                    $554,872            $562,130
                                                                ========            ========

See notes to consolidated financial statements

AMERISTEEL CORPORATION CONSOLIDATED
STATEMENTS OF FINANCIAL POSITION -- continued
($ in thousands)

                                                                                      June 30,       March 31,
                                                                                        1998           1998
                                                                                     (unaudited)
                                                                                     -----------     ----------
LIABILITIES AND SHAREHOLDERS' EQUITY

CURRENT LIABILITIES
  Trade accounts payable                                                               $  46,791      $ 49,518
  Salaries, wages and employee benefits                                                   15,453        17,688
  Environmental remediation                                                                5,479         4,863
  Other current liabilities                                                                7,309         3,907
  Interest payable                                                                         3,644         4,835
  Current maturities of long-term borrowings (including note payable to parent of $357 and $367 at June 30 and
    March 31, 1998, respectively)                                                          1,837         7,106
                                                                                       ---------      --------
TOTAL CURRENT LIABILITIES                                                                 80,513        87,917

LONG-TERM BORROWINGS, LESS CURRENT PORTION                                               208,275       214,465

OTHER LIABILITIES                                                                         23,066        23,433

DEFERRED TAX LIABILITIES                                                                  50,600        50,600

SHAREHOLDERS' EQUITY
  Class A Common Stock, $.01 par value; 100,000,000 shares authorized at June 30 and March 31, 1998.  No shares issued and
    outstanding at June 30 and March 31, 1998.                                                 -             -
  Class B Common Stock, $.01 par value; 30,000,000 shares authorized at June 30 and March 31, 1998.  10,562,102 and 10,568,555 shares
    issued and outstanding at June 30 and March 31, 1998, respectively.                      106           106
  Capital in excess of par                                                               167,139       167,283
  Retained earnings                                                                       26,465        19,886
  Deferred compensation                                                                   (1,292)       (1,560)
                                                                                       ---------      --------
TOTAL SHAREHOLDERS' EQUITY                                                               192,418       185,715
                                                                                       ---------      --------
TOTAL LIABILITIES AND SHAREHOLDERS' EQUITY                                             $ 554,872      $562,130
                                                                                       =========      ========
See notes to consolidated financial statements

AMERISTEEL CORPORATION
CONSOLIDATED STATEMENTS OF INCOME
($ in thousands except per share data)

                                                              Three Months Ended
                                                          June 30,          June 30,
                                                            1998              1997
                                                         (unaudited)      (unaudited)
                                                       ---------------   --------------
NET SALES                                                    $189,403         $168,359

Operating Expenses:
    Cost of sales, excluding depreciation                     153,991          135,037
    Selling and administrative                                  8,812            7,572
    Depreciation                                                5,588            4,827
    Amortization of goodwill                                    1,033            1,033
                                                             --------         --------
                                                              169,424          148,469

INCOME FROM OPERATIONS                                         19,979           19,890

Other Expenses:
    Interest                                                    5,033            5,188
    Amortization of deferred financing costs                      131              234
                                                             --------         --------
                                                                5,134            5,422
INCOME BEFORE INCOME TAXES
  AND EXTRAORDINARY ITEM                                       14,845           14,468

Income taxes                                                    6,193            6,045
                                                             --------         --------

INCOME BEFORE EXTRAORDINARY ITEM                                8,652            8,423

EXTRAORDINARY ITEM NET OF TAXES                                (2,073)               -

NET INCOME                                                   $  6,579         $  8,423
                                                             ========         ========

EARNINGS PER COMMON SHARE - BASIC
    Income before extraordinary item                         $    .82         $    .84
    Extraordinary item                                           (.20)               -
                                                             --------         --------
    Net income                                               $    .62         $    .84

EARNINGS PER COMMON SHARE - DILUTED
    Income before extraordinary item                         $    .81         $    .83
    Extraordinary item                                           (.19)               -
                                                             --------         --------
    Net income                                               $    .62         $    .83

Weighted average number of common shares outstanding           10,566           10,078

Weighted average number of common and common
    equivalent shares outstanding                              10,681           10,098

See notes to consolidated financial statements

AMERISTEEL CORPORATION
CONSOLIDATED STATEMENTS OF CASH FLOWS
($ in thousands)

                                                                                            Three Months Ended
                                                                                         June 30,         June 30,
                                                                                          1998             1997
                                                                                       (unaudited)       (unaudited)
                                                                                      -------------     -------------
OPERATING ACTIVITIES
Net income                                                                                 $  6,579         $   8,423
Adjustments to reconcile net income to net cash
  used in operating activities:
     Depreciation and amortization                                                            6,752             6,094
     Extraordinary item net of tax                                                            2,073                 -
     Other (incl (gain) loss on asset disposals and deferred compensation)                      284               740

Changes in operating assets and liabilities:
     Accounts receivable                                                                     (3,506)           (9,410)
     Inventories                                                                              5,364             1,268
     Other assets                                                                               198              (109)
     Current and other liabilities                                                           (1,177)           (1,923)
                                                                                           --------         ---------

NET CASH PROVIDED BY OPERATING ACTIVITIES                                                  $ 16,567         $   5,083

INVESTING ACTIVITIES
     Additions to property, plant and equipment                                              (3,851)           (2,895)
     Proceeds from sales of property, plant and equipment                                        37                 1
     Proceeds from sale of assets held for sale                                                  40                 -
     Use of restricted IRB funds                                                                (30)                -
                                                                                           --------         ---------
NET CASH USED IN INVESTING ACTIVITIES                                                        (3,804)           (2,894)

FINANCING ACTIVITIES
     Proceeds from issuance of Senior Notes                                                 130,000
     Payments to short-term and long-term borrowings, net                                   (21,459)             (477)
     Redemption of First Mortgage Notes & Subordinated
       Intercompany Note                                                                   (120,000)                -
     Call premium on redemption of First Mortgage Notes                                      (1,916)                -
     Additions to deferred financing costs                                                       (3)                -
     Proceeds from sale of common stock                                                          27                 -
     Redemption of common stock                                                                (172)              (51)
                                                                                           --------         ---------
NET CASH USED IN FINANCING ACTIVITIES                                                       (13,523)             (528)
                                                                                           --------         ---------
INCREASE (DECREASE) IN CASH AND CASH EQUIVALENTS                                               (760)            1,661

Cash and cash equivalents at beginning of period                                              1,258             1,645
                                                                                           --------         ---------

CASH AND CASH EQUIVALENTS AT END OF PERIOD                                                 $    498         $   3,306
                                                                                           ========         =========

See notes to consolidated financial statements

AMERISTEEL CORPORATION
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

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

It is recommended that these condensed financial statements be read in conjunction with the financial statements and the notes thereto included in the Company's latest annual report on Form 10-K. The results of the three months ended June 30, 1998 are not necessarily indicative of the results to be expected for the fiscal year ending March 31, 1999.

NOTE  B - SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

Earnings per Common Share: Basic earnings per common share is based upon the weighted average number of common shares outstanding during the period and the diluted earnings per common share is based upon the weighted average number of common shares plus the dilutive common equivalent shares outstanding during the period. The following is a reconciliation of the basic and diluted earnings per common share computations shown on the face of the accompanying consolidated statements of income (in thousands, except per share data:)

                                                               Three months ended June 30,
                                                                   1998            1997
                                                               (unaudited)     (unaudited)
                                                              -------------   -------------

     Income before extraordinary item                              $ 8,652         $ 8,423
     Extraordinary item                                             (2,073)              -
                                                                   -------         -------
     Net income                                                    $ 6,579         $ 8,423

     Weighted average shares outstanding (in thousands)             10,566          10,078
     Dilutive effect of stock option plan (in thousands)               115              20

     Weighted average shares outstanding plus
       dilutive potential shares (in thousands)                     10,681          10,098

     Basic EPS:
          Income before extraordinary item                         $   .82         $   .84
          Extraordinary item                                          (.20)              -
          Net income                                               $   .62         $   .84

AMERISTEEL CORPORATION
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

NOTE B - SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES (continued)


Diluted EPS:
          Income before extraordinary item      $ .81     $.83
          Extraordinary item                     (.19)       -
          Net income                            $ .62     $.83

The Company's previously reported primary earnings per common share and fully diluted earnings per common share for for the three months ended June 30, 1997 did not differ from the basic earnings per common share and the diluted earnings per common share, respectively, calculated under SFAS 128.

Recent Accounting Pronouncements: In June 1997, the Financial Accounting Standards Board issued Statement No. 131, "Disclosures about Segments of an Enterprise and Related Information" (SFAS 131), which establishes standards for reporting information about operating segments of a business. The statement, which is based on the management approach to segment reporting, includes requirements to report selected segment information and entity-wide disclosures about products and services, major customers, and the countries in which the Company holds assets and reports revenues. This statement is effective for financial statements relating to fiscal years beginning after December 15, 1997. Management has determined that the adoption of SFAS 131 will not have a material effect on the consolidated financial statements.

In February 1998, the Financial Accounting Standards Board issued Statement No. 132, "Employers Disclosures about Pensions and Other Post Retirement Benefits" (SFAS 132), which standardizes the disclosure requirements for defined contribution plans and defined benefit plans. The statement is effective for financial statements relating to fiscal years beginning after December 15, 1997. Management has determined that the adoption of SFAS 132 will not have a material effect on the consolidated financial statements.

The Company does not have any financing instruments defined as derivatives under SFAS 133 to make it applicable.

Reclassifications: Certain amounts in the prior period financial statements have been reclassified to conform to the current fiscal financial statement presentation.

NOTE C -- INVENTORIES

Inventories consist of the following:
        ($ in thousands)

                                                   June 30,             March 31,
                                                     1998                 1998
                                                 (unaudited)
                                                 -----------            _________
       Finished goods                             $ 74,082               $ 87,511
       Work in-process                              15,438                  9,694
       Raw materials and operating supplies         35,529                 33,208
                                                  --------               --------
                                                  $125,049               $130,413

AMERISTEEL CORPORATION
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

NOTE D -- BORROWINGS

Long-term borrowings consist of the following:
  ($ in thousands)

                                                  June 30,               March 31,
                                                    1998                   1998
                                                 (unaudited)
                                                 -----------             ---------
       Revolving Credit Agreement                  $ 23,880               $ 40,070
       Industrial Revenue Bonds                      35,875                 35,875
       First Mortgage Notes                               -                100,000
       Trade Loan Agreement                               -                  5,259
       Senior Notes                                 130,000                      -
       Subordinated Intercompany Note                20,000                 40,000
       Note to Parent                                   357                    367
                                                   --------               --------

       Less Current Maturities                        1,837                  7,106
                                                   --------               --------
                                                   $208,275               $214,465

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

In general, the Company's estimate of the remediation costs is based on its review of each site and the nature of the anticipated remediation activities to be undertaken. The Company's process for estimating such remediation costs includes determining for each site the expected remediation methods, and the estimated cost for each step of the remediation. In all such determinations, the Company employs outside consultants, and providers of such remedial services where necessary, to assist in making such determinations. Although the ultimate costs associated with the remediation are not presently known, the Company has estimated the total remaining costs to be approximately $12.7 million with these costs recorded as a liability as of June 30, 1998, the majority of which is associated with four sites.

The Tampa mill site contains slag and soil that is contaminated with EC dust and polychlorinated biphenyls ("PCBs") generated by past operations. The volume and mass estimates of the contamination is based on analytical data from soil borings, soil samples and groundwater-monitoring wells. The remediation approach selected by the Company, excavation

AMERISTEEL CORPORATION
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

NOTE E -- ENVIRONMENTAL MATTERS (continued)

and on-site treatment and disposal, was approved, and a permit issued, by the U.S. Environmental Protection Agency during fiscal 1996 and by the Florida Department of Environmental Protection during fiscal 1998 and the Company received a signed Consent Order in fiscal 1998 to begin the remediation process. The remediation cost estimates are based on the Company's previous experience with comparable projects as well as estimates provided by outside environmental consultants. The Company is responsible for the total remediation costs and currently estimates those costs to be approximately $8 million for this site. The Company expects cleanup at this site to be substantially completed by 2001.

At the Jackson, Tennessee mill site, EC dust and other materials contaminated with Cesium 137, a man-made, radioactive material (incident-related material) have been stored in containers awaiting remediation. Portions of these materials are also currently stored offsite at third party storage and recycling facilities. The remediation volumes and masses are based on actual measurements made by the outside contractor during the now complete cleanup, consolidation and containerization phase of the remediation. The approach for the remaining treatment, transport and disposal phase is based on the final Nuclear Regulatory Commission "Technical Position," dated March 20, 1997. The remediation cost estimate is based on a signed contract for treatment, transportation and disposal. The detailed workplan has been submitted to the regulatory agencies for approval. The Company is responsible for the total remediation cost and currently estimates those costs to be approximately $3 million for this site. The Company expects cleanup at this site to be substantially completed during fiscal 1999.

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

The Stoller site, a third party site, contains metals from other PRPs and EC dust from the Company that was stored at this recycling location. The Company has been named as a PRP for this site. Outside contractors have measured the remediation volumes and masses during the now complete cleanup and consolidation phase of the remediation. The remainder of the remediation approach, on-site treatment and disposal, is being completed by the State of South Carolina and onsite treatment is in the final stages of completion with bids received to complete construction of the vault cap. The Company's cost estimates are based on its previous experience with comparable projects as well as estimates confirmed by the State of South Carolina. An Allocation Agreement was published by the State of South Carolina during 1997 that attributes approximately 2% of the remaining estimated $10 million remediation cost to the Company, which the Company has already paid. The non-participating PRPs have intervened in the proceedings for approval of the agreement between the Company and the State of South Carolina in the federal court in order to contest the agreement. The Company's management believes that the finalized agreement will be approved by the court in the third fiscal quarter of 1999, absent any further delays due to additional court proceedings. If the Allocation Agreement is not approved under its present terms, the Company's management believes that its overall obligation could increase to approximately 50% of the total estimated remediation cost.
The Company expects cleanup at this site to be substantially completed during fiscal 1999.

AMERISTEEL CORPORATION
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

NOTE E -- ENVIRONMENTAL MATTERS (continued)

The Company paid approximately $2.9 million in remediation costs in fiscal 1998, and $1.4 million during the first three months of fiscal 1999. Of the $12.7 million accrued at June 30, 1998, the Company expects to pay approximately $5.5 million within one year. The timing of the remaining future payments for each future year is uncertain due to the various remediation alternatives being considered. However, the Company's management has estimated that all significant remediation should be completed by approximately 2002.

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

The Company constructed a facility at the Company's Jackson mill designed to utilize a technology developed to recycle the Company's EC dust which is regulated as a hazardous waste due to the presence of heavy metals. The facility has a design capacity to recycle up to 30 thousand tons of EC dust per year. The Company currently generates approximately 24 thousand tons of EC dust per year. The facility was originally designed to recycle the EC dust in two stages. In the first stage, the dust is fed into a rotary hearth furnace where the zinc in the dust is vaporized and collected as crude zinc oxide. The residual of the dust exits the furnace in the form of a reduced iron unit that can be fed into the Jackson mill's electric arc furnace as a scrap substitute. In the second stage of the process, the crude zinc oxide is fed into a wet chemical process to extract lead and cadmium and produce a high quality saleable zinc oxide.

The facility began operations in March 1997, however the second stage operations are undergoing further development given that new technology is involved in the process. The crude zinc oxide produced in the first stage of the process is currently being sold to third parties. The Company may incur additional costs and capital expenditures largely in connection with the development and operation of the second stage of the process. The Company's depreciation policy for the facility, with a net book value of $23.0 million at June 30, 1998, is to depreciate the facility over its expected remaining useful life of 14 years and to periodically evaluate the remaining life and recoverability of the equipment. There can be no assurance, however, that the technology or the two-stage facility and process will be commercially developed and operated on a cost efficient basis.

NOTE F -- SUBSEQUENT EVENTS

On July 14, 1998, the Company amended the Revolving Credit Agreement (the "Revolver") increasing the facility to $150 million and eliminating the "borrowing base" test that previously limited availability. The Revolver now expires on July 13, 2003. The current interest rate paid on borrowings under the Revolver is LIBOR plus 75 basis points.

ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATION

Factors That May Affect Operating Results
-----------------------------------------

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

AMERISTEEL CORPORATION
ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATION - Continued


                 Results of Operations                Three Months Ended
            -------------------------------          June 30,           June 30,
                                                       1998               1997
                                                   (unaudited)        (unaudited)
                                                 ----------------   ----------------
            Net sales                                $189,403           $168,359
            Cost of sales                             153,991            135,037
            Cost of sales as percent of net sales       81.3%              80.2%
            Selling and administrative                  8,812              7,572
            Depreciation                                5,588              4,827
            Amortization of goodwill                    1,033              1,033
                                                     --------           --------
              Income from operations                   19,979             19,890
            Interest expense                            5,033              5,188
            Deferred finance costs                        131                234
                                                     --------           --------
              Income before income taxes
                and extraordinary item                 14,845             14,468
            Income tax                                  6,193              6,045
                                                     --------           --------
              Income before extraordinary item          8,652              8,423
            Extraordinary item net of taxes            (2,073)                 -
                                                     --------           --------
            Net income                               $  6,579           $  8,423
                                                     --------           --------

            Tons Shipped
            ------------
            Mill finished goods
              Stock rebar                             167,955            140,261
              Merchant bar                            174,058            136,093
              Rods                                     18,188             29,029
                                                     --------           --------
                                                      360,201            305,383
            Fabricated rebar                           94,957             85,327
            Billets                                    25,808             55,335
                                                     --------           --------
            Total                                     480,966            446,045
                                                     ========           ========

            Average Selling Prices ($ Per Ton)
            ---------------------------------
            Mill finished goods
              Stock rebar                            $    323           $    331
              Merchant bar                                384                364
              Rods                                        332                339
                                                     --------           --------
                                                          352                346
            Fabricated rebar                              456                457
            Billets                                       235                231

            Metal Margin Spread ($ Per Ton)
            -------------------------------
            Mill selling price                       $    352           $    346
            Average yielded scrap price                   134                129
                                                     --------           --------
            Metal margin spread                      $    218           $    217
                                                     ========           ========
            Average mill conversion costs            $    129           $    125
                                                     ========           ========

AMERISTEEL CORPORATION
ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATION - Continued

Revenues: Net sales in the quarter ended June 30, 1998 increased approximately 13% from the same period last year due to increased volumes and improved selling prices of mill finished goods. Average mill finished goods sales prices increased approximately 2% while tons shipped increased 17%. The increased volumes and prices reflect continued strong demand for the Company's rebar and merchant products.

Cost of Sales: Cost of sales as a percent of net sales increased from 80.2% in the quarter ended June 30, 1997 to 81.3% in the quarter ended June 30, 1998 due to increased scrap prices and slightly higher manufacturing costs due to temporary spikes in electricity costs. Electricity costs increased from the same period last year due to unusually high temperatures in the southeast U.S. which caused increased demands resulting in higher utility rates charged to the Company.

Depreciation: Depreciation expense increased by approximately 16% in the quarter ended June 30, 1998 versus the same period last year due to continuing investment in capital improvements during the past year. Capital expenditures amounted to $22.1 million in the twelve month period ending June 30, 1998.

Extraordinary Item Net of Taxes: The extraordinary charge is related to the redemption of the 11.5% First Mortgage Notes on May 11, 1998 and consists of the writeoff of approximately $1.5 million of unamortized deferred finance costs and a call premium of approximately $1.9 million on the early redemption, both net of a tax benefit of approximately $1.3 million.

Liquidity and Capital Resources
-------------------------------

The Company recently completed a refinancing of its indebtedness which included the issuance on April 3, 1998 of $130 million unsecured 8.75% Senior Notes due 2008 to replace $100 million 11.50% First Mortgage Notes which were redeemed on May 11, 1998. The remaining $30 million was used to repay $20 million of Subordinated Intercompany Notes and to lower the outstanding balance under the Company's Revolving Credit Agreement. The Company incurred an extraordinary pretax charge of $1.9 million for the call premium associated with the early redemption of the First Mortgage Notes. On June 30, 1998 the Company repaid its $5.3 million Trade Loan Agreement. On July 14, 1998 the Company amended its Revolving Credit Agreement by, among other things, extending its maturity to July 2003, lowering the interest rate, increasing the facility from $140 million to $150 million, and removing the "borrowing base" test. These refinancings are expected to reduce interest costs by over $3 million annually.

At June 30, 1998 the Company had $23.9 million outstanding under the $150 million Amended and Restated Revolving Credit Agreement with an additional $40.5 million committed under Letter of Credit facilities.

Net cash provided by operating activities for the quarter ended June 30, 1998 was $16.6 million compared to $5.1 million for the same period last year. The Company believes that the amounts available from operating cash flows and funds available through its Revolving Credit Agreement are sufficient to meet its expected cash needs and planned capital expenditures for the foreseeable future. The Company continues to comply with all of the covenants of its loan agreements.

YEAR 2000
---------

The Company is actively working to resolve issues relating to the Year 2000 issue and the effects it may have on its business systems. With complete support of the Company's Board of Directors and executives, the Company has developed a detailed plan to address the issue and is currently in the middle of the implementation and startup of this plan. Through June 30, 1998 the Company has spent approximately $2.2 million towards the purchase of network compatible computer hardware and software. The Company is currently in the process of migrating its core business operating software from a mainframe environment to client server compatible systems. The Company's main software programs are being re-written to comply with both the new data processing foundation and to be Year 2000 compliant. In addition, the Company has contracted with major software providers to implement core financial, payroll, and database programs that will be fully integrated with the Company's in-house operating software and systems. The Company believes that it will be Year 2000 compliant without a material impact on its operations or financial results.

                          PART II -- OTHER INFORMATION
                          ---------------------------

ITEM 4.  SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

On July 29, 1998 the Company mailed to its stockholders an Information Statement indicating that the majority stockholders of the Company intended to sign a Written Consent (in lieu of the annual meeting of stockholders) to reelect the eight members of the Board of Directors for the coming year. The Written Consent is to be signed on or about August 20.

ITEM 6.  EXHIBITS AND REPORTS ON FORM 8-K

         (a) The following documents are filed as exhibits to this Quarterly Report on Form 10-Q:

              Exhibit 27   Financial Data Schedule (for SEC use only)

         (b)  Reports on Form 8-K:

              None