Form 10-Q
period 1998-09-30
AMERISTEEL CORP
filed 1998-11-13
CIK 37661

                      SECURITIES AND EXCHANGE COMMISSION
                               Washington, D.C.
                                     20549

                                   FORM 10-Q


            [X]  QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15 (d)
                    OF THE SECURITIES EXCHANGE ACT OF 1934

                   FOR THE QUARTER ENDED SEPTEMBER 30, 1998

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

                                Yes  X   No ___
                                    ---

        As of October 31, 1998 the registrant had 10,560,129 shares of Class B common stock outstanding.

                        PART I -- FINANCIAL INFORMATION
                        -------------------------------

ITEM I.  FINANCIAL STATEMENTS

AMERISTEEL CORPORATION & SUBSIDIARY
CONSOLIDATED STATEMENTS OF FINANCIAL POSITION
($ in thousands)

                                                                 SEPTEMBER 30,        MARCH 31,
                                                                     1998               1998
                                                                  (UNAUDITED)
                                                                 -------------       -----------
     ASSETS

     CURRENT ASSETS
         Cash and cash equivalents                                  $    1,205        $    1,258
         Accounts receivable, less allowance of $618
          and $1,000 at September 30 and March 31, 1998
          respectively,  for estimated losses                           72,554            73,330
         Inventories                                                   125,286           130,413
         Deferred tax assets                                             5,200             5,200
         Other current assets                                            2,566               409
                                                                    ----------        ----------
     TOTAL CURRENT ASSETS                                              206,811           210,610

     ASSETS HELD FOR SALE                                               13,618            13,689

     PROPERTY, PLANT AND EQUIPMENT
         Land and improvements                                          15,811            15,517
         Buildings and improvements                                     37,665            35,892
         Machinery and equipment                                       266,555           261,265
         Construction in progress                                       13,681            14,918
                                                                    ----------        ----------
                                                                       333,712           327,592
         Less allowances for depreciation                              (86,297)          (76,420)
                                                                    ----------        ----------
     NET PROPERTY, PLANT AND EQUIPMENT                                 247,415           251,172

     GOODWILL                                                           79,578            81,643

     DEFERRED FINANCING COSTS                                            3,848             5,009

     OTHER ASSETS                                                            6                 7

                                                                    ----------        ----------
     TOTAL ASSETS                                                   $  551,276        $  562,130
                                                                    ==========        ==========

See notes to consolidated financial statements

AMERISTEEL CORPORATION & SUBSIDIARY
CONSOLIDATED STATEMENTS OF FINANCIAL POSITION -- continued
($ in thousands)

                                                                                SEPTEMBER 30,        MARCH 31,
                                                                                    1998               1998
                                                                                 (UNAUDITED)
                                                                                -------------       -----------
LIABILITIES AND SHAREHOLDERS' EQUITY

CURRENT LIABILITIES
   Trade accounts payable                                                          $   47,019        $   49,518
   Salaries, wages and employee benefits                                               16,119            17,688
   Environmental remediation                                                            3,985             4,863
   Other current liabilities                                                            3,176             3,907
   Interest payable                                                                     6,085             4,835
   Current maturities of long-term borrowings (including note
    Payable to parent of $356 and $367 at September 30 and
    March 31, 1998, respectively)                                                       1,836             7,106
                                                                                   ----------        ----------
TOTAL CURRENT LIABILITIES                                                              78,220            87,917

LONG-TERM BORROWINGS, LESS CURRENT PORTION                                            200,288           214,465

OTHER LIABILITIES                                                                      23,273            23,433

DEFERRED INCOME TAXES                                                                  50,600            50,600

SHAREHOLDERS' EQUITY
   Class A Common Stock, $.01 par value; 100,000,000 shares authorized at September 30 and March 31, 1998. No shares issued and
    outstanding at September 30 and March 31, 1998.                                       -                 -
   Class B Common Stock, $.01 par value; 30,000,000 shares authorized at September 30 and March 31, 1998.  10,560,458 and 10,568,555
    issued and outstanding at September 30 and March 31,
    1998, respectively.                                                                   106               106
   Capital in excess of par                                                           167,104           167,283
   Retained earnings                                                                   32,709            19,886
   Deferred compensation                                                               (1,024)           (1,560)
                                                                                   ----------        ----------
TOTAL SHAREHOLDERS' EQUITY                                                            198,895           185,715

TOTAL LIABILITIES AND SHAREHOLDERS' EQUITY                                         $  551,276        $  562,130
                                                                                   ==========        ==========

See notes to consolidated financial statements

AMERISTEEL CORPORATION & SUBSIDIARY
CONSOLIDATED STATEMENTS OF INCOME
($ in thousands except per share data)

                                                                     SIX MONTHS ENDED             THREE MONTHS ENDED
                                                                       SEPTEMBER 30,                 SEPTEMBER 30,
                                                                    1998           1997           1998           1997
                                                                 (UNAUDITED)   (UNAUDITED)     (UNAUDITED)   (UNAUDITED)
                                                                 -----------   -----------     -----------   -----------
NET SALES                                                        $   365,464   $   343,805     $   176,061   $   175,446

Operating Expenses:
   Cost of sales                                                     300,767       277,251         146,776       142,214
   Selling and administrative                                         16,992        12,834           8,180         5,262
   Depreciation                                                       11,270         9,643           5,682         4,816
   Amortization of goodwill                                            2,065         2,065           1,032         1,032
                                                                 -----------   -----------     -----------   -----------
                                                                     331,094       301,793         161,670       153,324
                                                                 -----------   -----------     -----------   -----------
INCOME FROM OPERATIONS                                                34,370        42,012          14,391        22,122

Other Expenses:
    Interest                                                           8,413        10,115           3,410         4,927
    Amortization of deferred financing costs                             216           353              85           119
                                                                 -----------   -----------     -----------   -----------
                                                                       8,629        10,468           3,495         5,046
                                                                 -----------   -----------     -----------   -----------
INCOME BEFORE INCOME TAXES
  AND EXTRAORDINARY ITEM                                              25,741        31,544          10,896        17,076

Income taxes                                                          10,845        13,108           4,652         7,063
                                                                 -----------   -----------     -----------   -----------

INCOME BEFORE EXTRAORDINARY ITEM                                      14,896        18,436           6,244        10,013

EXTRAORDINARY ITEM NET OF TAXES                                       (2,073)          -               -             -

NET INCOME                                                       $    12,823   $    18,436     $     6,244   $    10,013
                                                                 ===========   ===========     ===========   ===========

EARNINGS PER COMMON SHARE - BASIC
    Income before extraordinary item                             $      1.41   $      1.83     $       .59   $       .99
    Extraordinary item                                                  (.20)          -               -             -
                                                                 -----------   -----------     -----------   -----------
    Net income                                                   $      1.21    $     1.83     $       .59   $       .99
                                                                 ===========    ==========     ===========   ===========

EARNINGS PER COMMON SHARE - DILUTED
    Income before extraordinary item                             $      1.40   $      1.83     $       .58   $       .99
    Extraordinary item                                                  (.20)          -               -             -
                                                                 -----------   -----------     -----------   -----------
    Net income                                                   $      1.20    $     1.83     $       .58   $       .99
                                                                 ===========    ==========     ===========   ===========

Weighted average number of common shares outstanding                  10,563        10,077          10,561        10,075

Weighted average number of common and common
  equivalent shares outstanding                                       10,677        10,097          10,675        10,095

See notes to consolidated financial statements

AMERISTEEL CORPORATION & SUBSIDIARY
CONSOLIDATED STATEMENTS OF CASH FLOWS
($ in thousands)

                                                                                     SIX MONTHS ENDED
                                                                                       SEPTEMBER 30,
                                                                                    1998           1997
                                                                                (UNAUDITED)    (UNAUDITED)
                                                                                -----------    -----------
OPERATING ACTIVITIES
Net income                                                                      $    12,823    $    18,436
Adjustments to reconcile net income to net cash
 used in operating activities:
   Depreciation and amortization                                                     13,551         12,061
   Extraordinary item net of tax                                                      2,073            -
   Other (incl (gain) loss on asset disposals and deferred compensation)                590          2,313

Changes in operating assets and liabilities:
   Accounts receivable                                                                  776         (9,010)
   Inventories                                                                        5,127           (657)
   Other assets                                                                      (2,156)          (429)
   Current and other liabilities                                                     (3,262)         4,256
                                                                                -----------    -----------
NET CASH PROVIDED BY OPERATING ACTIVITIES                                            29,522         26,970

INVESTING ACTIVITIES
   Additions to property, plant and equipment                                        (8,565)        (9,121)
   Proceeds from sales of property, plant and equipment                                 151             90
   Proceeds from sale of assets held for sale                                           213            -
   Proceeds from (use of) restricted IRB funds                                          705         (2,252)
                                                                                -----------    -----------

NET CASH USED IN INVESTING ACTIVITIES                                                (7,496)       (11,283)

FINANCING ACTIVITIES
   Proceeds from issuance of Senior Notes                                           130,000            -
   Proceeds from IRB (Bonds)                                                            -            5,000
   Payments to short-term and long-term borrowings, net                             (29,447)       (20,387)
   Redemption of First Mortgage Notes & Subordinated
     Intercompany Note                                                             (120,000)           -
   Call premium on redemption of First Mortgage Notes                                (1,916)           -
   Additions to deferred financing costs                                               (537)           (38)
   Proceeds from sale of common stock                                                    30            -
   Redemption of common stock                                                          (209)           (59)
                                                                                -----------    -----------
NET CASH USED IN FINANCING ACTIVITIES                                               (22,079)       (15,484)
                                                                                -----------    -----------
INCREASE (DECREASE) IN CASH AND CASH EQUIVALENTS                                        (53)           203

Cash and cash equivalents at beginning of period                                      1,258          1,645
                                                                                -----------    -----------

CASH AND CASH EQUIVALENTS AT END OF PERIOD                                      $     1,205    $     1,848
                                                                                ===========    ===========

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

The accompanying unaudited consolidated financial statements have been prepared in accordance with the instructions for Form 10-Q and, therefore, do not include all the information or footnotes necessary for a complete presentation of financial condition, results of operations and cash flows in conformity with generally accepted accounting principles. However all adjustments which, in the opinion of management are necessary for a fair presentation, have been included. Such adjustments consisted of only normally recurring items.

It is recommended that these condensed financial statements be read in conjunction with the financial statements and the notes thereto included in the Company's latest Annual Report on Form 10-K. The results of the three months and six months ended September 30, 1998 are not necessarily indicative of the results to be expected for the fiscal year ending March 31, 1999.

NOTE  B - SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

EARNINGS PER COMMON SHARE: Basic earnings per common share is based upon the weighted average number of common shares outstanding during the period and the diluted earnings per common share is based upon the weighted average number of common shares plus the dilutive common equivalent shares outstanding during the period. The following is a reconciliation of the basic and diluted earnings per common share computations shown on the face of the accompanying consolidated statements of income (in thousands, except per share data):

                                                                     SIX MONTHS ENDED               THREE MONTHS ENDED
                                                                        SEPTEMBER 30,                   SEPTEMBER 30,
                                                                     1998           1997            1998           1997
                                                                 (UNAUDITED)    (UNAUDITED)     (UNAUDITED)    (UNAUDITED)
                                                                 -----------    -----------     -----------    -----------
     Income before extraordinary item                              $  14,896      $  18,436       $   6,244      $  10,013
     Extraordinary item                                               (2,073)           -               -              -
                                                                   ---------      ---------       ---------      ---------
     Net income                                                    $  12,823      $  18,436       $   6,244      $  10,013

     Weighted average shares outstanding (in thousands)               10,563         10,077          10,561         10,075
     Dilutive effect of stock option plan (in thousands)                 114             20             114             20
                                                                   ---------      ---------       ---------      ---------

     Weighted average shares outstanding plus
      Dilutive potential shares (in thousands)                        10,677         10,097          10,675         10,095

     Basic EPS:
          Income before extraordinary item                         $    1.41      $    1.83       $     .59      $     .99
          Extraordinary item                                            (.20)           -               -              -
                                                                   ---------      ---------       ---------      ---------
          Net income                                               $    1.21      $    1.83       $     .59      $     .99
                                                                   =========      =========       =========      =========

     Diluted EPS:
          Income before extraordinary item                         $    1.40      $    1.83       $     .58      $     .99
          Extraordinary item                                            (.20)           -               -              -
                                                                   ---------      ---------       ---------      ---------
          Net income                                               $    1.20      $    1.83       $     .58      $     .99
                                                                   =========      =========       =========      =========

AMERISTEEL CORPORATION & SUBSIDIARY
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

NOTE B - SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES (continued)

The Company's previously reported primary earnings per common share and fully diluted earnings per common share for for the three and six months ended September 30, 1997 did not differ from the basic earnings per common share and the diluted earnings per common share, respectively, calculated under SFAS 128.

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

NOTE C -- INVENTORIES

Inventories consist of the following:
     ($ in thousands)

                                                  SEPTEMBER 30,    MARCH 31,
                                                      1998           1998
                                                   (UNAUDITED)
                                                  -------------   -----------
     Finished goods                                  $ 73,011       $ 87,511
     Work in-process                                   16,137          9,694
     Raw materials and operating supplies              36,138         33,208
                                                     --------       --------
                                                     $125,286       $130,413

AMERISTEEL CORPORATION & SUBSIDIARY
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

NOTE D -- BORROWINGS

Long-term borrowings consist of the following:
     ($ in thousands)

                                             SEPTEMBER 30,      MARCH 31,
                                                 1998             1998
                                              (UNAUDITED)
                                             -------------    ------------
     Revolving Credit Agreement                $  17,560        $  40,070
     Industrial Revenue Bonds                     35,875           35,875
     First Mortgage Notes                            -            100,000
     Trade Loan Agreement                            -              5,259
     Senior Notes                                130,000              -
     Subordinated Intercompany Note               18,333           40,000
     Note to Parent                                  356              367
                                               ---------        ---------

     Less Current Maturities                       1,836            7,106
                                               ---------        ---------
                                               $ 200,288        $ 214,465

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

In general, the Company's estimate of the remediation costs is based on its review of each site and the nature of the anticipated remediation activities to be undertaken. The Company's process for estimating such remediation costs includes determining for each site the expected remediation methods, and the estimated cost for each step of the remediation. In all such determinations, the Company employs outside consultants, and providers of such remedial services where necessary, to assist in making such determinations. Although the ultimate costs associated with the remediation are not presently known, the Company has estimated the total remaining costs to be approximately $10.6 million with these costs recorded as a liability as of September 30, 1998. Of this amount, the Company expects to pay approximately $4.0 million within one year. The timing of the remaining future payments is uncertain due to the various remediation processes involved.

The Tampa mill site contains slag and soil that is contaminated with EC dust and polychlorinated biphenyls ("PCBs") generated by past operations. The volume and mass estimates of the contamination is based on analytical data from soil borings, soil samples and groundwater-monitoring wells. The remediation approach selected by the Company, excavation

AMERISTEEL CORPORATION & SUBSIDIARY
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

NOTE E -- ENVIRONMENTAL MATTERS (continued)

and on-site treatment and disposal, was approved, and a permit issued, by the U.S. Environmental Protection Agency during fiscal 1996 and by the Florida Department of Environmental Protection during fiscal 1998 and the Company received a signed Consent Order in fiscal 1998. Consequently, the remediation work has begun. The remediation cost estimates are based on the Company's previous experience with comparable projects as well as estimates provided by outside environmental consultants. The Company is responsible for the total remediation costs and currently estimates those costs to be approximately $7.6 million for this site. The Company expects cleanup at this site to be substantially completed during fiscal 2001.

At the Jackson, Tennessee mill site, EC dust and other materials contaminated with Cesium 137, a man-made, radioactive material (incident-related material) have been stored in containers awaiting remediation. Portions of these materials are also currently stored offsite at third party storage and recycling facilities. The remediation volumes and masses are based on actual measurements made by the outside contractor during the now complete cleanup, consolidation and containerization phase of the remediation. The approach for the remaining treatment, transport and disposal phase is based on the final Nuclear Regulatory Commission "Technical Position," dated March 20, 1997. The remediation cost estimate is based on a signed contract for treatment, transportation and disposal. The Company is responsible for the total remediation cost and estimates the remaining costs to be approximately $1.8 million for this site. The Company expects final transportation and disposition of the contaminated materials to be substantially completed during fiscal 1999.

The Sogreen site, a third party site, contains EC dust from the Company that was stored at this recycling location. The Company has been named as a potentially responsible party (PRP) for this site, and thus its estimated share of the remediation costs is approximately 43% (based on analytical data from soil borings and samples) of the total estimated remediation cost of approximately $4.3 million. The Company currently estimates its remaining obligation to be approximately $.8 million. The estimate includes the cost of soil remediation and groundwater remediation based on an approach approved by the Georgia Environmental Protection Division. If the other PRPs were not to fulfill their obligations, the Company's management believes that the impact of additional future costs attributable to the Sogreen site on the Company's results of operations, financial condition and liquidity, would not be significant. The Company expects cleanup at this site to be substantially completed during fiscal 1999.

The Stoller site, a third party site, contains metals from other PRPs and EC dust from the Company that was stored at this recycling location. The Company has been named as a PRP for this site. Outside contractors have measured the remediation volumes and masses during the now complete cleanup and consolidation phase of the remediation. The remainder of the remediation approach, on-site treatment and disposal, is being completed by the State of South Carolina and on-site treatment is in the final stages of completion with construction of the vault cap in process. The Company's cost estimates are based on its previous experience with comparable projects as well as estimates confirmed by the State of South Carolina. An Allocation Agreement was published by the State of South Carolina during 1997 that attributes approximately 2% of the remaining estimated $10 million remediation cost to the Company, which the Company has already paid. The non-participating PRPs have intervened in the proceedings for approval of the agreement between the Company and the State of South Carolina in the federal court in order to contest the agreement. The Company's management believes that the finalized agreement will be approved by the court in the third fiscal quarter of 1999, absent any further delays due to additional court proceedings. If the Allocation Agreement is not approved under its present terms, the Company's management believes that its overall obligation could increase to approximately 50% of the total estimated remediation cost. The Company expects cleanup at this site to be substantially completed during fiscal 1999.

AMERISTEEL CORPORATION & SUBSIDIARY
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

NOTE E -- ENVIRONMENTAL MATTERS (continued)

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

The Company constructed a facility at the Company's Jackson mill designed to utilize a technology developed to recycle the Company's EC dust which is regulated as a hazardous waste due to the presence of heavy metals. The facility has a design capacity to recycle up to 30 thousand tons of EC dust per year. The Company currently generates approximately 25 thousand tons of EC dust per year. The facility was originally designed to recycle the EC dust in two stages. In the first stage, the dust is fed into a rotary hearth furnace where the zinc in the dust is vaporized and collected as crude zinc oxide. The residual of the dust exits the furnace in the form of a reduced iron unit that can be fed into the Jackson mill's electric arc furnace as a scrap substitute. In the second stage of the process, the crude zinc oxide is fed into a wet chemical process to extract lead and cadmium and produce a high quality saleable zinc oxide.

The facility began operations in March 1997, however the second stage operations are undergoing further development given that new technology is involved in the process. The crude zinc oxide produced in the first stage of the process is currently being sold to third parties. The Company may incur additional costs and capital expenditures largely in connection with the development and operation of the second stage of the process. The Company's depreciation policy for the facility, with a net book value of $23.2 million at September 30, 1998, is to depreciate the facility over its expected useful life of 14 years and to periodically evaluate the remaining life and recoverability of the equipment. There can be no assurance, however, that the second stage of the process will be commercially developed and operated on a cost efficient basis.

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

AMERISTEEL CORPORATION

ITEM 2.   MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION
             AND RESULTS OF OPERATION - Continued

  Results of Operations                                         SIX MONTHS ENDED                   THREE MONTHS ENDED
  ---------------------
                                                                   SEPTEMBER 30,                       SEPTEMBER 30,
                                                               1998            1997                1998           1997
                                                            (UNAUDITED)    (UNAUDITED)         (UNAUDITED)    (UNAUDITED)
                                                            -----------    -----------         -----------    -----------
                                                                  (in thousands, except per share and per ton data)
       Net sales                                            $   365,464    $   343,805         $   176,061    $   175,446
       Cost of sales                                            300,767        277,251             146,776        142,214
       Cost of sales as percent of net sales                       82.3%          80.6%               83.4%          81.1%
       Selling and administrative                                16,992         12,834               8,180          5,262
       Depreciation                                              11,270          9,643               5,682          4,816
       Amortization of goodwill                                   2,065          2,065               1,032          1,032
                                                            -----------    -----------         -----------    -----------
         Income from operations                                  34,370         42,012              14,391         22,122
       Interest expense                                           8,413         10,115               3,410          4,927
       Deferred finance costs                                       216            353                  85            119
                                                            -----------    -----------         -----------    -----------
         Income before income taxes
           and extraordinary item                                25,741         31,544              10,896         17,076
       Income tax                                                10,845         13,108               4,652          7,063
                                                            -----------    -----------         -----------    -----------
         Income before extraordinary item                        14,896         18,436               6,244         10,013
       Extraordinary item net of taxes                           (2,073)             -                   -              -
                                                            -----------    -----------         -----------    -----------
       Net income                                           $    12,823    $    18,436         $     6,244    $    10,013
                                                            -----------    -----------         -----------    -----------

       Shipped Tons
       ------------
       Mill finished goods
         Stock rebar                                                327            291                 159            151
         Merchant bar                                               325            283                 151            147
         Rods                                                        38             48                  19             19
                                                            -----------    -----------         -----------    -----------
               Subtotal mill finished goods                         690            622                 329            317
       Fabricated rebar                                             188            174                  94             89
       Billets                                                       60            106                  34             50
                                                            -----------    -----------         -----------    -----------
               Total shipped tons                                   938            902                 457            456
                                                            ===========    ===========         ===========    ===========

       Average Selling Prices ($ Per Ton)
       ----------------------------------
       Mill finished goods
         Stock rebar                                        $       320    $       334         $       317    $       336
         Merchant bar                                               383            367                 382            371
         Rods                                                       321            344                 311            352
                                                            -----------    -----------         -----------    -----------
               Average mill finished goods                          348            349                 345            352
       Fabricated rebar                                             457            457                 458            457
       Billets                                                      232            232                 230            232

       Average mill finished goods prices (per ton)         $       348    $       349         $       345    $       352
       Average yielded scrap cost (per ton)                         130            131                 127            134
                                                            -----------    -----------         -----------    -----------
       Average metal spread (per ton)                       $       218    $       218         $       218    $       218
                                                            ===========    ===========         ===========    ===========
       Average mill conversion costs (per ton)              $       129    $       128         $       128    $       130
                                                            ===========    ===========         ===========    ===========

AMERISTEEL CORPORATION

ITEM 2.   MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION
             AND RESULTS OF OPERATION - Continued

REVENUES: Net sales for the six-month period ended September 30, 1998 increased 6% from the same period last year due to increased shipments of mill finished goods (+11%) while average selling prices remained essentially level. Net sales for the quarter ended September 30, 1998 increased nominally as mill finished goods shipments increased 4% and were largely offset by a 2% decline in average mill selling prices. Lower prices for finished steel products reflect the impact of low priced bar imports that have led to unsettled market conditions. The lower prices have been somewhat offset by reduced scrap costs. Shipments of fabricated rebar increased 8% and 6%, respectively for the six months and quarter ended September 30, 1998.

COST OF SALES: Cost of sales as a percent of net sales increased from the same periods last year due to increased yielded scrap costs, higher transportation costs and slightly higher manufacturing costs due primarily to temporary spikes in electricity costs. Electricity costs increased from the same period last year due to unusually high temperatures in the southeast U.S. which caused increased demands resulting in higher utility rates charged to the Company. Lower yielded scrap costs in the quarter ended September 30, 1998 versus last year were not reflected in cost of sales due to their inclusion in current inventory under first-in, first-out (FIFO) accounting.

SALES AND ADMINISTRATIVE: Sales and administrative expenses reflect increases of $4.2 million and $2.9 million for the six months and quarter ended September 30, 1998, respectively, from the prior year due primarily to a non-recurring net gain of $2.4 million in the quarter ended September 30, 1997 related to the proceeds from an insurance settlement offset by environmental and other one-time charges.

DEPRECIATION: Depreciation expense increased by approximately 17% and 18% in the six months and quarter ended September 30, 1998, respectively, versus the same periods last year due to continuing investment in capital improvements during the past year. Capital expenditures amounted to $20.6 million in the twelve month period ending September 30, 1998.

EXTRAORDINARY ITEM NET OF TAXES: The extraordinary charge reflected in the six months ended September 30, 1998 is related to the redemption of the 11.5% First Mortgage Notes on May 11, 1998 and consists of the writeoff of approximately $1.5 million of unamortized deferred finance costs and a call premium of approximately $1.9 million on the early redemption, both net of a tax benefit of approximately $1.3 million.

LIQUIDITY AND CAPITAL RESOURCES
-------------------------------

On July 14, 1998 the Company amended its Revolving Credit Agreement by, among other things, extending its maturity to July 2003, lowering the interest rate, increasing the facility from $140 million to $150 million, and removing the "borrowing base" test. At September 30, 1998 the Company had $17.6 million outstanding under the $150 million Amended and Restated Revolving Credit Agreement with an additional $40.5 million committed under Letter of Credit facilities.

In August, the Company repaid $1.7 million related to Subordinated Intercompany Notes in connection with a restructuring thereof.

On October 19, 1998 at the Company's Board of Directors meeting, the Company approved a $34 million capital expenditure project to modernize the Knoxville mill's melt shop. The expenditures are projected to be spent over the next 18 months and will be funded from operating cash flows and available funds under the Revolving Credit Agreement.

Net cash provided by operating activities for the six months ended September 30, 1998 was $29.5 million compared to $27.0 million for the same period last year. The Company believes that the amounts available from operating cash flows and funds available through its Revolving Credit Agreement are sufficient to meet its expected cash needs and planned capital expenditures for the foreseeable future. The Company continues to comply with all of the covenants of its loan agreements.

YEAR 2000
---------

The Company is actively working to resolve issues relating to the Year 2000 issue and the effects it may have on its business systems. With complete support of the Company's Board of Directors and executives, the Company has developed a detailed plan to address the issue and is currently in the middle of the implementation of this plan. Through September 30, 1998 the Company has spent approximately $2.3 million towards the purchase of network compatible computer hardware and software and anticipates spending an additional $700 thousand to complete the process. The Company is currently in the process of migrating its core business operating software from a mainframe environment to client server compatible systems. The Company's main software programs are being re-written to comply with both the new data processing foundation and to be Year 2000 compliant. In addition, the Company has contracted with major software providers to implement core financial and database programs that will be fully integrated with the Company's in-house operating software and systems. The conversion of the Company's core financial systems will be completed during the third and fourth quarters of fiscal 1999 with core operational software conversion completed during the first quarter of fiscal 2000. The Company believes that it will be Year 2000 compliant without a material impact on its operations or financial results.

                         PART II -- OTHER INFORMATION
                         ----------------------------

ITEM 4.   SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

               None

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

                                 AMERISTEEL CORPORATION


Date: November 12, 1998          /s/  Phillip E. Casey
                                 -----------------------------------------------
                                 Phillip E. Casey, Chairman of the Board and
                                 Chief Executive Officer


Date: November 12, 1998          /s/  Tom J. Landa
                                 -----------------------------------------------
                                 Tom J. Landa, Vice President, Chief Financial
                                 Officer and Secretary (Principal Financial
                                 Officer and Principal Accounting Officer);
                                 Director