Form 10-Q
period 1998-12-30
AMERISTEEL CORP
filed 1999-02-10
CIK 37661

                      SECURITIES AND EXCHANGE COMMISSION
                               Washington, D.C.
                                     20549

                                   FORM 10-Q


             |X| QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15 (d)
                    OF THE SECURITIES EXCHANGE ACT OF 1934

                    FOR THE QUARTER ENDED DECEMBER 31, 1998

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


                              Yes      X        No __________
                                   ----------

               As of January 29, 1999 the registrant had 10,556,823 shares of Class B common stock outstanding.

                        PART I -- FINANCIAL INFORMATION
                        -------------------------------

ITEM I.  FINANCIAL STATEMENTS

AMERISTEEL CORPORATION & SUBSIDIARY
CONSOLIDATED STATEMENTS OF FINANCIAL POSITION

($ in thousands)

                                                                        December 31,        March 31,
                                                                           1998               1998
                                                                       (unaudited)
                                                                      -------------        ---------
        ASSETS

        CURRENT ASSETS
              Cash and cash equivalents                                 $   1,025         $   1,258
              Accounts receivable, less allowance of $904
                and $1,000 at December 31, and March 31, 1998
                respectively, for estimated losses                         58,813            73,330
              Inventories                                                 130,894           130,413
              Deferred tax assets                                           4,900             5,200
              Other current assets                                          2,092               409
                                                                        ---------         ---------
        TOTAL CURRENT ASSETS                                              197,724           210,610

        ASSETS HELD FOR SALE                                               13,618            13,689

        PROPERTY, PLANT AND EQUIPMENT
              Land and improvements                                        15,919            15,517
              Buildings and improvements                                   38,679            35,892
              Machinery and equipment                                     264,294           261,265
              Construction in progress                                     13,549            14,918
                                                                        ---------         ---------
                                                                          332,441           327,592
              Less allowances for depreciation                            (90,616)          (76,420)
                                                                        ---------         ---------
        NET PROPERTY, PLANT AND EQUIPMENT                                 241,825           251,172

        GOODWILL                                                           78,545            81,643

        DEFERRED FINANCING COSTS                                            3,606             5,009

        OTHER ASSETS                                                            7                 7
                                                                        ---------         ---------
        TOTAL ASSETS                                                    $ 535,325         $ 562,130
                                                                        =========         =========

        See notes to consolidated financial statements

AMERISTEEL CORPORATION & SUBSIDIARY
CONSOLIDATED STATEMENTS OF FINANCIAL POSITION -- CONTINUED

($ in thousands)


                                                                                     DECEMBER 31,      MARCH 31,
                                                                                        1998             1998
                                                                                     (UNAUDITED)
                                                                                     -----------       ---------
     LIABILITIES AND SHAREHOLDERS' EQUITY

     CURRENT LIABILITIES
           Trade accounts payable                                                       $ 39,055       $ 49,518
           Salaries, wages and employee benefits                                          16,468         17,688
           Environmental remediation                                                       3,287          4,863
           Other current liabilities                                                       3,350          3,907
           Interest payable                                                                3,032          4,835
           Current maturities of long-term borrowings (including note Payable to parent of $356 and $367 at December 31 and
             March 31, 1998, respectively)                                                   356          7,106
                                                                                        --------       --------
     TOTAL CURRENT LIABILITIES                                                            65,548         87,917

     LONG-TERM BORROWINGS, LESS CURRENT PORTION                                          192,738        214,465

     OTHER LIABILITIES                                                                    23,185         23,433

     DEFERRED INCOME TAXES                                                                48,700         50,600

     SHAREHOLDERS' EQUITY
           Class A Common Stock, $.01 par value; 100,000,000 shares authorized at December 31 and March 31, 1998. No shares issued and
             outstanding at December 31 and March 31, 1998.                                    -              -
           Class B Common Stock, $.01 par value; 30,000,000 shares authorized at December 31 and March 31, 1998.  10,560,458 and 10,568,555
             issued and outstanding at December 31 and March 31,
             1998, respectively.                                                             106            106
           Capital in excess of par                                                      167,080        167,283
           Retained earnings                                                              38,724         19,886
           Deferred compensation                                                            (756)        (1,560)
                                                                                        --------       --------
     TOTAL SHAREHOLDERS' EQUITY                                                          205,154        185,715

                                                                                        --------       --------
     TOTAL LIABILITIES AND SHAREHOLDERS' EQUITY                                         $535,325       $562,130
                                                                                        ========       ========

        See notes to consolidated financial statements

AMERISTEEL CORPORATION & SUBSIDIARY
CONSOLIDATED STATEMENTS OF INCOME

($ in thousands except per share data)

                                                                NINE MONTHS ENDED            THREE MONTHS ENDED
                                                                   DECEMBER 31,                 DECEMBER 31,
                                                                1998          1997           1998           1997
                                                            (UNAUDITED)   (UNAUDITED)     (UNAUDITED)    (UNAUDITED)
                                                            -----------   -----------     -----------    -----------
NET SALES                                                       $ 514,059     $ 498,924       $ 148,595      $ 155,120

Operating Expenses:
      Cost of sales                                               419,200       403,006         118,434        125,755
      Selling and administrative                                   26,162        20,609           9,170          7,775
      Depreciation                                                 16,751        14,552           5,481          4,909
      Amortization of goodwill                                      3,098         3,097           1,033          1,033
      Other expense (income), net                                    (131)            -            (131)             -
                                                                 --------      --------        --------        -------
                                                                  465,080       441,264         133,987        139,472
                                                                 --------      --------        --------        -------
INCOME FROM OPERATIONS                                             48,979        57,660          14,608         15,648

Other Expenses:
      Interest                                                     12,251        14,845           3,838          4,730
      Amortization of deferred financing costs                        463           501             247            148
                                                                 --------      --------        --------        -------
                                                                   12,714        15,346           4,085          4,878
                                                                 --------      --------        --------        -------
INCOME BEFORE INCOME TAXES
  AND EXTRAORDINARY ITEM                                           36,265        42,314          10,523         10,770

Income taxes                                                       15,354        17,711           4,508          4,603
                                                                 --------      --------         -------        -------

INCOME BEFORE EXTRAORDINARY ITEM                                   20,911        24,603           6,015          6,167

EXTRAORDINARY ITEM NET OF TAXES                                    (2,073)            -               -              -


NET INCOME                                                       $ 18,838      $ 24,603         $ 6,015        $ 6,167
                                                                 ========      ========         =======        =======

EARNINGS PER COMMON SHARE - BASIC
      Income before extraordinary item                           $   1.98      $   2.44         $   .57        $   .61
      Extraordinary item                                             (.20)            -               -              -
                                                                 --------      --------         -------        -------
            Net income                                           $   1.78      $   2.44         $   .57        $   .61
                                                                 ========      ========         =======        =======

EARNINGS PER COMMON SHARE - DILUTED
      Income before extraordinary item                           $   1.96      $   2.43         $   .56        $   .61
      Extraordinary item                                             (.19)            -               -              -
                                                                 --------      --------         -------        -------
      Net income                                                 $   1.77      $   2.43         $   .56        $   .61
                                                                 ========      ========         =======        =======

Weighted average number of common shares outstanding               10,562        10,089          10,560         10,115

Weighted average number of common and common
      equivalent shares outstanding                                10,675        10,108          10,672         10,134

See notes to consolidated financial statements

AmeriSteel Corporation & SUBSIDIARY
CONSOLIDATED STATEMENTS OF CASH FLOWS
       ($ in thousands)

                                                                                 NINE MONTHS ENDED
                                                                                    DECEMBER 31,
                                                                                1998             1997
                                                                            (UNAUDITED)      (UNAUDITED)
                                                                           ---------------  --------------
OPERATING ACTIVITIES
Net income                                                                        $ 18,838         $ 24,603
Adjustments to reconcile net income to net cash
  used in operating activities:
       Depreciation and amortization                                                20,312           18,150
       Extraordinary item net of tax                                                 2,073                -
       Deferred income taxes                                                        (1,600)               -
       Other (incl (gain) loss on asset disposals and deferred                       6,806            1,259
       compensation)

Changes in operating assets and liabilities:
       Accounts receivable                                                          14,517            4,966
       Inventories                                                                    (481)         (13,189)
       Other assets                                                                 (1,683)             137
       Current and other liabilities                                               (14,542)           1,584
                                                                           ---------------  ---------------

NET CASH PROVIDED BY OPERATING ACTIVITIES                                           44,240           37,510

INVESTING ACTIVITIES
       Additions to property, plant and equipment                                  (14,421)         (14,303)
       Purchase of assets held for sale                                                  -             (129)
       Proceeds from sales of property, plant and equipment                            218              184
       Proceeds from sale of assets held for sale                                      213            3,034
       Proceeds from (use of) restricted IRB funds                                     655           (2,282)
                                                                           ---------------  ---------------
NET CASH USED IN INVESTING ACTIVITIES                                              (13,335)         (13,496)

FINANCING ACTIVITIES
       Proceeds from issuance of Senior Notes                                      130,000                -
       Proceeds from IRB (Bonds)                                                         -            5,000
       Payments to short-term and long-term borrowings, net                        (38,477)         (22,408)
       Redemption of First Mortgage Notes & Subordinated
          Intercompany Note                                                       (120,000)               -
       Call premium on redemption of First Mortgage Notes                           (1,916)               -
       Additions to deferred financing costs                                          (542)             (94)
       Proceeds from sale of common stock                                               30                -
       Redemption of common stock                                                     (233)             (63)
       Dividends paid                                                                    -           (6,068)
                                                                           ---------------  ---------------
NET CASH USED IN FINANCING ACTIVITIES                                              (31,138)         (23,633)
                                                                           ---------------  ---------------
INCREASE (DECREASE) IN CASH AND CASH EQUIVALENTS                                      (233)             381
Cash and cash equivalents at beginning of period                                     1,258            1,645
                                                                           ---------------  ---------------
CASH AND CASH EQUIVALENTS AT END OF PERIOD                                       $   1,025          $ 2,026
                                                                           ===============  ===============

See notes to consolidated financial statements

AMERISTEEL CORPORATION & SUBSIDIARY
NOTE  A -- BASIS OF PRESENTATION

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

It is recommended that these condensed financial statements be read in conjunction with the financial statements and the notes thereto included in the Company's latest Annual Report on Form 10-K. The results of the three months and nine months ended December 31, 1998 are not necessarily indicative of the results to be expected for the fiscal year ending March 31, 1999.

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


                                                                NINE MONTHS ENDED            THREE MONTHS ENDED
                                                                   DECEMBER 31,                 DECEMBER 31,
                                                                1998          1997           1998           1997
                                                            (UNAUDITED)    (UNAUDITED)    (UNAUDITED)    (UNAUDITED)
                                                            -------------  ------------   -------------  -------------
      Income before extraordinary item                           $ 20,911      $ 24,603         $ 6,015       $  6,167
      Extraordinary item                                           (2,073)            -               -              -
                                                            -------------  ------------   -------------  -------------
      Net income                                                 $ 18,838      $ 24,603         $ 6,015       $  6,167

      Weighted average number of common shares
       outstanding (in thousands)                                  10,562        10,089          10,560         10,115
      Dilutive effect of stock option plan (in thousands)             113            19             112             19
                                                            -------------  ------------   -------------  -------------

      Weighted average number of common and common
       equivalent shares outstanding (in thousands)                10,675        10,108          10,672         10,134

      Basic EPS:
               Income before extraordinary item                  $   1.98      $   2.44         $   .57        $   .61
               Extraordinary item                                    (.19)            -               -              -
                                                             ------------  ------------   -------------  -------------
               Net income                                        $   1.77      $   2.44         $   .57        $   .61
                                                             ============  ============   =============  =============

      Diluted EPS:
               Income before extraordinary item                  $   1.96      $   2.43         $   .56        $   .61
               Extraordinary item                                    (.19)            -               -              -
                                                             ------------  ------------   -------------  -------------
               Net income                                        $   1.77      $   2.43         $   .56        $   .61
                                                             ============  ============   =============  =============

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

The Company does not have any instruments defined as derivatives under SFAS 133 to make it applicable.

Reclassifications: Certain amounts in the prior period financial statements have been reclassified to conform to the current fiscal financial statement presentation.

NOTE C -- INVENTORIES

Inventories consist of the following:
     ($ in thousands)

                                                   December 31,      March 31,
                                                       1998            1998
                                                    (unaudited)
                                                 ----------------  ----------
         Finished goods                              $ 74,571        $ 87,511
         Work in-process                               20,723           9,694
         Raw materials and operating supplies          35,600          33,208
                                                     --------        --------
                                                     $130,894        $130,413

AMERISTEEL CORPORATION & SUBSIDIARY
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

NOTE D -- BORROWINGS

Long-term borrowings consist of the following:
     ($ in thousands)

                                                 December 31,      March 31,
                                                     1998            1998
                                                  (unaudited)
                                                --------------    ----------
         Revolving Credit Agreement              $   10,010       $   40,070
         Industrial Revenue Bonds                    34,395           35,875
         First Mortgage Notes                           -            100,000
         Trade Loan Agreement                           -              5,259
         Senior Notes                               130,000              -
         Subordinated Intercompany Note              18,333           40,000
         Note to Parent                                 356              367
                                                    -------          -------
         Subtotal Borrowings                        193,094          221,571
         Less Current Maturities                        356            7,106
                                                    -------          -------
         Total Long-term Borrowings              $  192,738       $  214,465

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

In general, the Company's estimate of the remediation costs is based on its review of each site and the nature of the anticipated remediation activities to be undertaken. The Company's process for estimating such remediation costs includes determining for each site the expected remediation methods, and the estimated cost for each step of the remediation. In all such determinations, the Company employs outside consultants, and providers of such remedial services where necessary, to assist in making such determinations. Although the ultimate costs associated with the remediation are not presently known, the Company has estimated the total remaining costs to be approximately $9.3 million with these costs recorded as a liability as of December 31, 1998. Of this amount, the Company expects to pay approximately $3.3 million within one year. The timing of the remaining future payments is uncertain due to the various remediation processes involved.

The Tampa mill site contains slag and soil that is contaminated with EC dust and polychlorinated biphenyl ("PCBs") generated by past operations. The volume and mass estimates of the contamination is based on analytical data from soil borings, soil samples and groundwater-monitoring wells. The remediation approach selected by the Company, excavation

AMERISTEEL CORPORATION & SUBSIDIARY
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

NOTE E -- ENVIRONMENTAL MATTERS (CONTINUED)

and on-site treatment and disposal, was approved, and a permit issued, by the U.S. Environmental Protection Agency during fiscal 1996 and by the Florida Department of Environmental Protection during fiscal 1998 and the Company received a signed Consent Order in fiscal 1998. Consequently, the remediation work has begun. The remediation cost estimates are based on the Company's previous experience with comparable projects as well as estimates provided by outside environmental consultants. The Company is responsible for the total remediation costs and currently estimates the remaining costs to be approximately $6.8 million for this site. The Company expects cleanup at this site to be substantially completed during fiscal 2001.

At the Jackson, Tennessee mill site, EC dust and other materials contaminated with Cesium 137, a man-made, radioactive material (incident-related material) were formerly stored on site in containers that have now been removed. The remaining treatment, transport and disposal phase is based on the final Nuclear Regulatory Commission "Technical Position," dated March 20, 1997. The remediation cost estimate is based on a signed contract for treatment, transportation and disposal. The Company estimates the remaining costs to be approximately $.5 million for this site. The Company expects final disposition of the contaminated materials to be substantially completed during fiscal 1999.

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

The Stoller site, a third party site, contains metals from other PRPs and EC dust from the Company that was stored at this recycling location. The Company is named as a PRP for this site. Outside contractors measured the remediation volumes and masses during the now complete cleanup and consolidation phase of the remediation. On-site treatment, disposal and construction of the vault cap have been substantially completed by the State of South Carolina. The Company expects cleanup at this site to be substantially completed during fiscal 1999. An Allocation Agreement was published by the State of South Carolina during 1997 that attributes approximately 2% of the remaining estimated $10 million remediation cost to the Company, which the Company has already paid. The non-participating PRPs have intervened in the proceedings for approval of the agreement between the Company and the State of South Carolina in the federal court in order to contest the agreement. The Company's management believes the court will approve the finalized settlement in the first fiscal quarter of 2000, absent any further delays due to additional court proceedings. If the Allocation Agreement is not approved under its present terms, the Company's management believes that its overall obligation could increase to approximately 50% of the total estimated remediation cost.

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

The Company constructed a facility at the Company's Jackson mill designed to utilize a technology developed to recycle the Company's EC dust, which is regulated as a hazardous waste due to the presence of heavy metals. The facility has a design capacity to recycle up to 30 thousand tons of EC dust per year. The Company currently generates approximately 25 thousand tons of EC dust per year. The facility was originally designed to recycle the EC dust in two stages. In the first stage, the dust is fed into a rotary hearth furnace where the zinc in the dust is vaporized and collected as crude zinc oxide. The residual of the dust exits the furnace in the form of a reduced iron unit that can be fed into the Jackson mill's electric arc furnace as a scrap substitute. In the second stage of the process, the crude zinc oxide is fed into a wet chemical process to extract lead and cadmium and produce a high quality saleable zinc oxide. The facility began operations in March 1997.

The Company's depreciation policy for the facility is to depreciate the facility over its expected useful life of 14 years and to periodically evaluate the remaining life and recoverability of the equipment. In fiscal 1999, the Company ceased processing in the second stage of the process and is currently selling the crude zinc oxide produced in the first stage of the process to third parties. In the quarter ending December 31, 1998, the Company recorded a non-cash write down of approximately $5.9 million for equipment associated with the second stage of the process. The write-down was necessary as the technology requirements of the second stage could not be commercially developed. The write-down was recorded in operating expenses as other expense. The net book value of the facility at December 31, 1998 is approximately $14.6 million.

NOTE F - OTHER EXPENSE (INCOME)

For the quarter ending December 31, 1998, operating income includes a non-recurring net gain of $131,000 consisting primarily of other income of $5.8 million from cash settlements from graphite electrode suppliers offset by the equipment write-down recorded for certain non-productive assets at the Company's electric arc furnace dust processing facility.

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

AMERISTEEL CORPORATION
ITEM 2.   MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND
            RESULTS OF OPERATION - Continued

     Results of Operations                                           NINE MONTHS ENDED             THREE MONTHS ENDED
     ---------------------
                                                                         DECEMBER 31,                 DECEMBER 31,
                                                                     1998           1997           1998          1997
                                                                 (UNAUDITED)    (UNAUDITED)    (UNAUDITED)    (UNAUDITED)
                                                                 -----------    -----------    -----------    -----------
                                                                      (in thousands, except per share and per ton data)
          Net sales                                               $  514,059     $  498,924     $  148,595     $  155,120
          Cost of sales                                              419,200        403,006        118,434        125,755
          Cost of sales as percent of net sales                         81.5%          80.8%          79.7%          81.1%
          Selling and administrative                                  26,162         20,609          9,170          7,775
          Depreciation                                                16,751         14,552          5,481          4,909
          Amortization of goodwill                                     3,098          3,097          1,033          1,033
          Other expense (income), net                                   (131)             -           (131)             -
                                                                  ----------     ----------     ----------     ----------
             Income from operations                                   48,979         57,660         14,608         15,648
          Interest expense                                            12,251         14,845          3,838          4,730
          Deferred finance costs                                         463            501            247            148
                                                                  ----------     ----------     ----------     ----------
             Income before income taxes
                and extraordinary item                                36,265         42,314         10,523         10,770
          Income tax                                                  15,354         17,711          4,508          4,603
                                                                  ----------     ----------     ----------     ----------
             Income before extraordinary item                         20,911         24,603          6,015          6,167
          Extraordinary item net of taxes                             (2,073)             -              -              -
                                                                  ----------     ----------     ----------     ----------
          Net income                                              $   18,838     $   24,603     $    6,015     $    6,167
                                                                  ----------     ----------     ----------     ----------

          Shipped Tons
          ------------
          Mill finished goods
             Stock rebar                                                 476            415            149            124
             Merchant bar                                                453            428            128            145
             Rods                                                         57             72             19             24
                                                                  ----------     ----------     ----------     ----------
                 Subtotal mill finished goods                            986            915            296            293
          Fabricated rebar                                               270            254             82             80
          Billets                                                         85            134             25             28
                                                                  ----------     ----------     ----------     ----------
                      Total shipped tons                               1,341          1,303            403            401
                                                                  ==========     ==========     ==========     ==========

          Average Selling Prices ($ Per Ton)
          ----------------------------------
          Mill finished goods
             Stock rebar                                          $      314     $      333     $      302     $      331
             Merchant bar                                                376            368            358            368
             Rods                                                        309            347            287            354
                                                                  ----------     ----------     ----------     ----------
                 Average mill finished goods                             341            350            324            351
          Fabricated rebar                                               459            457            462            458
          Billets                                                        225            233            208            238

          Average  mill  finished  goods prices (per ton)         $      341     $      350     $      324     $      351
          Average yielded scrap cost (per ton)                           121            132            103            133
                                                                  ----------     ----------     ----------     ----------
          Average metal spread (per ton)                          $      220     $      218     $      221     $      218
                                                                  ==========     ==========     ==========     ==========
          Average mill conversion costs (per ton)                 $      127     $      129     $      125     $      132
                                                                  ==========     ==========     ==========     ==========

AMERISTEEL CORPORATION

ITEM 2.   MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND
            RESULTS OF OPERATION - Continued

REVENUES: Net sales for the nine-month period ended December 31, 1998 increased 3% from the same period last year due to increased shipments of mill finished goods (+8%) while average selling prices declined (-3%). Net sales for the quarter ended December 31, 1998 decreased as mill finished goods shipments increased 1% but were offset by an 8% decline in average mill selling prices. Lower prices for finished steel products reflect the impact of low priced bar imports that have led to unsettled market conditions. Shipments of fabricated rebar increased 6% and 3%, respectively, for the nine months and quarter ended December 31, 1998.

COST OF SALES: Cost of sales as a percent of net sales for the nine months ended December 31, 1998 were slightly higher than the same period last year due largely to higher transportation costs. Cost of sales as a percent of net sales for the quarter ended December 31, 1998 were lower than the same period last year due to lower yielded scrap costs and lower conversion costs.

SALES AND ADMINISTRATIVE: Sales and administrative expenses reflect increases of $5.6 million and $1.4 million for the nine months and quarter ended December 31, 1998, respectively, from the prior year. The Company had a non-recurring net gain of $2.4 million in the quarter ended September 30, 1997 related to the proceeds from an insurance settlement offset by environmental and other one-time charges. Professional fees increased $1.6 million and $1.0 million, respectively from the prior nine month and quarter to date periods.

DEPRECIATION: Depreciation expense increased by approximately 15% and 12% in the nine months and quarter ended December 31, 1998, respectively, versus the same periods last year due to continuing investment in capital improvements during the past year. Capital expenditures amounted to $22.1 million in the twelve-month period ending December 31, 1998.

EXTRAORDINARY ITEM NET OF TAXES: The extraordinary charge reflected in the nine months ended December 31, 1998 is related to the redemption of the 11.5% First Mortgage Notes on May 11, 1998 and consists of the write-off of approximately $1.5 million of unamortized deferred finance costs and a call premium of approximately $1.9 million on the early redemption, both net of a tax benefit of approximately $1.3 million.

LIQUIDITY AND CAPITAL RESOURCES
-------------------------------

On July 14, 1998 the Company amended its Revolving Credit Agreement by, among other things, extending its maturity to July 2003, lowering the interest rate, increasing the facility from $140 million to $150 million, and removing the "borrowing base" test. At December 31, 1998 the Company had $10.0 million outstanding under the $150 million Amended and Restated Revolving Credit Agreement with an additional $39.0 million committed under Letter of Credit facilities.

On October 19, 1998 at the Company's Board of Directors meeting, the Company approved a $34 million capital expenditure project to modernize the Knoxville mill's melt shop. The expenditures are projected to be spent over the next 18 months and will be funded from operating cash flows and available funds under the Revolving Credit Agreement.

Net cash provided by operating activities for the nine months ended December 31, 1998 was $45.1 million compared to $37.5 million for the same period last year. The Company believes that the amounts available from operating cash flows and funds available through its Revolving Credit Agreement are sufficient to meet its expected cash needs and planned capital expenditures for the foreseeable future. The Company continues to comply with all of the covenants of its loan agreements.

YEAR 2000
---------

The Company is actively working to resolve issues relating to the Year 2000 issue and the effects it may have on its business systems. With complete support of the Company's Board of Directors and executives, the Company has developed a detailed plan to address the issue and is currently in the middle of the implementation of this plan. Through December 31, 1998 the Company has spent approximately $2.6 million towards the purchase of network compatible computer hardware and software and anticipates spending an additional $300 thousand to complete the process. The Company is currently in the process of migrating its core business operating software from a mainframe environment to client server compatible systems. The Company's main software programs are being re-written to comply with both the new data processing foundation and to be Year 2000 compliant. In addition, the Company has contracted with major software providers to implement core financial and database programs that will be fully integrated with the Company's in-house operating software and systems. The conversion of the Company's core financial systems will be completed during the fourth quarter of fiscal 1999 with core operational software conversion completed during the second quarter of fiscal 2000. The Company believes that it will be Year 2000 compliant without a material impact on its operations or financial results.

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

                                 AMERISTEEL CORPORATION


Date: February 10, 1999
                                 _______________________________________________
                                 Phillip E. Casey, Chairman of the Board
                                   and Chief Executive Officer

Date: February 10, 1999
                                 _______________________________________________
                                 Tom J. Landa, Vice President, Chief Financial
                                   Officer and Secretary (Principal Financial
                                   Officer and Principal Accounting Officer);
                                   Director