Form 10-K
period 1999-03-31
AMERISTEEL CORP
filed 1999-06-28
CIK 37661

                       SECURITIES AND EXCHANGE COMMISSION

                             Washington, D.C. 20549


                                   FORM 10-K


                ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF
                      THE SECURITIES EXCHANGE ACT OF 1934
                    For the Fiscal Year Ended March 31, 1999
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



Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K. [x]

State the aggregate market value of the voting stock held by non-affiliates of the registrant: $9,434,988 as of May 31, 1999.

Indicate the number of shares outstanding of each of the registrant's classes of common equity, as of the latest practicable date:

Class A Common Stock, par value $.01 per share -- none as of May 31, 1999. Class B Common Stock, par value $.01 per share -- 10,546,044 shares as of May 31, 1999.

Documents incorporated by reference: Parts of Information Statement to be submitted to shareholders prior to July 29, 1999 are incorporated by reference in Part III of this Form 10-K.

                                    PART 1
                                    ------

                               ITEM 1.  BUSINESS

     AmeriSteel Corporation ("the Company") operates four non-union minimills located in the southeastern U.S. that produce steel concrete reinforcing bars ("rebar"), light structural shapes such as rounds, squares, flats, angles and channels ("merchant bars") and, to a lesser extent, wire rod ("rods") and billets (which are semi-finished steel products). At March 31, 1999, the Company also operated 13 rebar fabricating plants strategically located in close proximity to its mills; rail spike manufacturing facilities in Paragould, Arkansas and Lancaster, South Carolina; and a wire mesh and collated nail manufacturing facility in New Orleans, Louisiana. On April 29, 1999, the Company acquired the operating assets of Brocker Rebar Co. and Milton Rebar Coating Co., expanding its fabricating operations with four additional fabricating plants and one epoxy coating plant in the northeast. Rebar is used primarily for strengthening concrete in highway and building construction and other construction applications. Merchant bars are used in a wide variety of applications including floor and roof joists, transmission towers, and farm equipment. Rods are used in a variety of applications, including the manufacture of welded wire fabric and nails.

     During fiscal 1999, approximately 60% of the Company's mill rebar production was sold directly to distributors and independent fabricating companies in stock lengths and sizes. The remaining 40% of the rebar produced by the mills was transferred to the Company's fabricating plants where value is added by cutting and bending the rebar to meet strict engineering, architectural and other end-product specifications. Merchant bars and rods generally are sold to steel service centers, original equipment manufacturers and fabricators in stock lengths and sizes.

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

Products

     The following table shows the percentage of the Company's net sales derived from each product category in the relevant time period:

                                        Year Ended
                                         March 31,
                                    ------------------
                                    1999   1998   1997
                                    ----   ----   ----

     Fabricated Rebar                25%    24%    24%
     Stock Rebar                     29     27     24
     Merchant Bars                   34     33     30
     Rods                             4      5      5
     Billets and other                8     11     17
                                    ---    ---    ---
                                    100%   100%   100%
                                    ===    ===    ===

Rebar Products (Stock and Fabricated)

     The Company produces rebar products primarily at its minimills in Knoxville, Jacksonville and Charlotte. The Company's rebar either is sold directly to distributors and independent fabricating companies in stock lengths and sizes or is transferred to the Company's fabricating plants where it is cut and bent to meet engineering, architectural and other end-product specifications. The Company's rebar products are used primarily in two sectors of the construction industry: non-residential building projects, such as institutional buildings, retail sites, commercial offices, apartments and hotels and manufacturing facilities, and infrastructure projects such as highways, bridges, utilities, water and waste treatment facilities and sports stadiums. The Company's rebar products are also used in multi-family residential construction such as apartments, condominiums and multi-family homes. Usage of the Company's rebar products is roughly split evenly between private and public projects.

Merchant Bars

     The Company produces merchant bars primarily at its minimills in Jackson and Charlotte. Merchant bars consist of rounds, squares, flats, angles and channels. Merchant bars are generally sold to steel service centers, and manufacturers who fabricate the steel to meet engineering or end-product specifications. Merchant bars are used to manufacture a wide variety of products, including gratings, transmission towers, floor and roof joists, safety walkways, ornamental furniture, stair railings and farm equipment. Merchant bar products typically require more specialized processing and handling than rebar, including straightening, stacking and specialized bundling. Because of the greater variety of shapes and sizes, merchant bars typically are produced in shorter production runs, necessitating more frequent changeovers in rolling mill equipment. Merchant products generally command higher prices and produce higher profit margins than rebar.

Rods

     The Company produces steel rod at its Jacksonville minimill. Most of this rod is sold directly to third-party customers, while the remainder, depending on market conditions, is shipped to the Company's New Orleans, Louisiana facility, where the rod is drawn down to wire for use in the manufacture of wire mesh, collated nails and bulk nails.

Billets

     The Company's melt shops produce semi-finished billets for conversion to rebar, merchant bar and rods in the rolling mills. Because the Company's melting capacity generally exceeds rolling mill capacity, the Company sells excess billet production to steel mills that have less steel melting capacity than rolling mill capacity. Over the past three years, the Company has sold fewer billets due to increased capacity and utilization of the rolling mills.


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

     Principal customers of the Company include steel distributors, steel service centers, rebar fabricators, other metal fabricators and manufacturers, railroads, building material dealers and contractors. Its fabricated rebar products are sold to contractors performing work for residential and nonresidential building, road, bridge, public works, utility and other miscellaneous construction. The Company's business is not dependent upon any single customer. The Company's customer base is fairly stable from year to year, and during fiscal 1999 no one customer accounted for more than 4.7% of net sales and the five largest customers accounted for approximately 14.4% of net sales. The Company's credit terms to customers are generally determined based on market conditions. The Company, however, generally does not offer extended (more than 30 days) payment terms to customers. The Company's business is seasonal, with orders in the Company's first and second fiscal quarters tending to be stronger than the third and fourth quarters.

     Fabricated rebar sales personnel are located at the Company's fabricating facilities where engineering service representatives provide technical and sales support. Fabricated rebar is generally produced in response to specific customer orders. The amount of sales order backlog pertaining to fabrication contracts was approximately 211,000 tons at March 31, 1999. The Company expects almost all of the March 31, 1999 backlog to be filled by the end of the third quarter of fiscal 2000.

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

Competition

     The Company experiences substantial competition in the sale of each of its products from a large number of companies in its geographic markets. Rebar and merchant bars are commodity steel products, making price the primary competitive factor. Due to the high cost of freight relative to the value of the Company's steel products, competition from non-regional producers is limited. Rebar deliveries are generally concentrated within a 350 mile radius of a minimill, while merchant bar deliveries are generally concentrated within a 500 mile radius of a minimill. Except in unusual circumstances, the customer's delivery expense is limited to freight charges from the nearest competitive minimill and any incremental freight charges are absorbed by the supplier. The Company has experienced significant import competition from foreign finished steel bar producers during the past year. Due to unfavorable foreign economic conditions, imports of cheaply priced steel bar products to the U.S. market have occurred at unusually high levels which has had a negative effect on domestic prices.

Stock Rebar

     The boundary of the current market area for the Company's rebar products is roughly defined by a line running through New Orleans, Louisiana, Little Rock, Arkansas, Kansas City, Kansas, St. Louis, Missouri, Chicago, Illinois, Indianapolis, Indiana, Columbus, Ohio, and Baltimore, Maryland. The Company has found shipping outside of this market area to be only marginally profitable because of freight cost considerations.

Merchant Bar

     The Company's primary marketing area for merchant bars encompasses the southeastern and midwestern U.S. The Company's merchant bar sales now represent approximately 34% of the Company's total sales. The market for merchant bars is very competitive, with price being the primary competitive factor. In the last four years, the Company has upgraded its rolling mills to increase the Company's ability to shift production from rebar to merchant bar as market conditions allow.

Rods

     The Company produces rods at its Jacksonville minimill. The Company's primary marketing area for rods includes Florida, South Carolina, Georgia, Alabama and Louisiana. The Company does not intend to geographically expand its marketing beyond these states due to the relatively low margins and prohibitive freight cost inherent to rod products. The market for rods can be heavily influenced by foreign imports and in fiscal 1999, rod sales by foreign competitors had a significant negative effect on the Company's rod prices.

Fabricated Rebar

     With 13 fabricating plants located throughout the southeastern U.S., all within support distance from one of the Company's four minimills, the Company is a major factor in all the markets it serves. In the sale of fabricated rebar, the Company competes with other steel fabricators in its marketing area, some of whom purchase their stock rebar from the Company. With the Brocker acquisition, the Company's market area now includes the northeast.


Raw Materials and Energy Costs

     Steel scrap is the Company's primary raw material and comprised approximately 45% of the Company's costs of sales in fiscal 1999. The relatively simple metallurgical requirements of the Company's products enable the Company to use low quality, and thus lower cost, steel scrap. Various domestic and foreign firms supply other important raw materials or operating supplies required for the Company's business, including refractories, ferroalloys and carbon electrodes. The Company has historically obtained adequate quantities of such raw materials and supplies to permit efficient mill operations.

     Electricity and natural gas represent approximately 15% and 6%, respectively, of the Company's mill conversion costs. Access to attractively priced electric power and natural gas can be an important competitive cost advantage to a minimill. The Company purchases its power from its utilities under interruptible service contracts. Under such contracts, the utilities provide service at less than firm tariff rates in return for the right to curtail power deliveries during peak demand periods. Such interruptions are infrequent and occur with sufficient notice to allow the Company to curtail production in an orderly manner. Since deregulation of the natural gas industry, natural gas requirements have generally been provided through purchase of well-head gas delivered via the interstate pipeline system and local distribution companies. Open access to competitively priced supply of natural gas enables the Company to secure adequate supplies at competitive prices.

Employees

     As of March 31, 1999, the Company had 1,894 employees, none of whom are covered by a collective bargaining agreement. The Company believes that its relations with its employees are good. The Company has been, and continues to be, proactive in establishing and maintaining a climate of good employee relations with its employees. Ongoing initiatives include organizational development skills training, team building programs, opportunities for participation in employee involvement teams, and an "open book" system of management. The Company believes high employee involvement is a key factor in the success of the Company's operations. The Company's compensation program is designed to make the Company's employees' financial interest congruous with those of the Company's shareholders.

Environmental Regulation

     See "Management's Discussion and Analysis of Financial Condition and Results of Operations--Compliance with Environmental Laws and Regulations" and "Note I to March 31, 1999 consolidated financial statements--Environmental Matters" for a discussion of the Company's cleanup liabilities with state and federal regulators regarding the investigation and/or cleanup of certain sites.


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

     The following table sets forth certain information regarding the Company's four minimills, including the current estimated annual production capacity and actual production of the minimills in thousands of tons. Billets produced in the melting process in excess of rolling needs are sold to third parties. Note: annual rolling capacities are estimates based on maximized product mix, and actual utilization may vary significantly due to changes in customer requirements. Decreased rolling utilization percentage (from last year) is based on expected increased capacity.

                                               Year Ended                            Year Ended
                                    Approx.     March 31,                  Approx.    March 31,
                                     Annual       1999       Capacity       Annual      1999        Capacity
                      Start-up      Melting      Melting   Utilization     Rolling     Rolling     Utilization
Location                Date       Capacity    Production   Percentage     Capacity   Production   Percentage
--------                ----       --------    ----------   ----------     --------   ----------   ----------

Charlotte, NC           1961          450          415           92%          400          324          81%
Jackson, TN             1981          650          611           94           600          462          77
Jacksonville, FL        1976          600          579           97           600          566          94
Knoxville, TN           1987(1)       330          311           94           400          340          85
                                    -----        -----                      -----        -----
     Total                          2,030        1,916           94%        2,000        1,692          85%
                                    =====        =====                      =====        =====

(1)  Purchase Date

Charlotte Minimill

     The Charlotte minimill produces rebar and merchant bars. Rebar produced in Charlotte is marketed primarily in the states from South Carolina to Pennsylvania. Merchant bar produced in Charlotte is marketed primarily along the eastern seaboard states from Florida to Pennsylvania.

     Charlotte's melting equipment includes a 75 ton electric arc furnace utilizing the Consteel process, a continuous scrap feeding and preheating system, and a ladle refining station. The melting facilities also include a 3-strand continuous caster and material handling equipment. Charlotte's rolling mill includes a reheat furnace, 15 in-line mill stands, a 200 foot cooling bed, an in-line straightener and flying cut-to-length shear, and an automatic stacker for merchant bars and rebar.

Jackson Minimill

     The Jackson minimill produces mostly merchant bars and some larger size rebar. This minimill is the Company's largest single producer of merchant bars. The merchant bars are marketed primarily in the southeastern U.S., as well as into southern Illinois, Indiana and Ohio.

     Melting equipment includes a 135 ton electric arc furnace, a 4-strand continuous billet caster and material handling equipment. The rolling mill consists of a 120 tons per hour reheat furnace, 16 Danieli vertical and horizontal in-line quick-change mill stands, a cooling bed, an in-line straightener, a cut-to-length product shear, an automatic stacker, and associated shipping and material handling facilities.

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

     Knoxville's melting equipment currently consists of two 35 ton electric arc furnaces, a 3-strand continuous caster and material handling equipment. The rolling mill consists of a reheat furnace, 16 in-line mill stands utilizing the Thermex in-line heat treating process, a cooling bed, a cut-to-length shear line, and associated shipping and material handling facilities. The Company has embarked upon a $34 million modernization of the melt shop. The new facility, a 90 ton electric arc furnace utilizing the Consteel process, is anticipated to start up operations in July 2000.

Fabrication

     The Company believes that it operates the largest rebar fabricating group in the U.S., consisting, during fiscal 1999, of a network of 13 strategically located reinforcing steel fabricating plants throughout the southeastern U.S. with an annual capacity of approximately 365,000 tons. The facilities are interconnected via satellite for the immediate transfer of customer engineering and production information utilized in its computer assisted design detailing programs. The fabricating plants are a downstream operation of the Company, purchasing all rebar from the Company's minimills, primarily Knoxville, Jacksonville and Charlotte.

     On April 29, 1999 the Company acquired the operating assets of rebar fabricator Brocker Rebar Co. and Milton Rebar Coating (collectively the Brocker plants) expanding its fabricating operations into the northeast market. Brocker, with a 45 year history in the industry, has plants in York, Pennsylvania, Milton, Pennsylvania, Baltimore, Maryland, Wilmington, Delaware and Sayreville, New Jersey with annual production capacity of approximately 115,000 tons.

     Fabricated rebar is produced by cutting and bending stock rebar to meet engineering, architectural and other end-product specifications. The fabrication division currently employs about 725 employees (including the Brocker plants.) The following table shows the fabricating plant locations (including the Brocker plants) and approximate annual capacity.

                                     Capacity
       Fabricating Plant             (in Tons)
       -----------------             ---------
       Plant City, FL (Tampa)          35,000
       Jacksonville, FL                35,000
       Ft. Lauderdale, FL              35,000
       Orlando, FL                     15,000
       Charlotte, NC                   35,000
       Raleigh, NC                     30,000
       Duluth, GA (Atlanta)            35,000
       Aiken, SC                       15,000
       Knoxville, TN                   40,000
       Nashville, TN                   30,000
       Collierville, TN (Memphis)      16,000
       Louisville, KY                  22,000
       St. Albans, WV                  22,000
       York, PA                        50,000
       Baltimore, MD                   25,000
       Wilmington, DE                  20,000
       Sayreville, NJ                  20,000
                                      -------
       Total                          480,000
                                      =======

     In addition to the above fabricating capacity, the Company has epoxy coating plants in Knoxville, TN and Milton, PA with combined annual coating capacity of approximately 65,000 tons.

Other Operations

     The Company's railroad spike operations, located in Lancaster, South Carolina and Paragould, Arkansas, forge steel square bars produced at the Charlotte mill into railroad spikes that are sold on an annual contract basis to various railroad companies. The Company's facility in New Orleans, Louisiana produces wire from steel rod. The wire is then either manufactured into wire mesh for concrete pavement, converted into collated nails for use in high-speed nail machines, or on a smaller scale, converted to bulk nails for general construction uses.

     The Company's corporate offices are located in Tampa, Florida and are comprised of 28,000 square feet of leased office space.

     The Company owns its four mills and 12 of its 13 existing rebar fabricating facilities, and leases four of the five Brocker facilities. The following represent other facilities currently owned or operated by the Company:

LOCATION                   USE                                  ACREAGE             FLOOR SPACE
--------                   ---                                  -------             -----------

Tampa, FL (Owned)          Closed minimill                       65.2             200,000 sq. ft.

Tampa, FL (Owned)          Land held for sale                   432.4

Indiantown, FL (Owned)     Closed minimill                      151.5             130,340 sq. ft

New Orleans, LA (Leased)   Wire fabric and nail facility          5.0             120,000 sq. ft.

Lancaster, SC (Owned)      Rail spike facility                   41.0              52,000 sq. ft.

Paragould, AR (Owned)      Rail spike facility                    7.7              23,000 sq. ft.


                           ITEM 3.  LEGAL PROCEEDINGS

     There are no material pending legal proceedings, other than routine litigation incidental to the Company's business, to which the Company is a party or in which any of its property is the subject, and no such proceedings are known to be contemplated by governmental authorities. However, see "Management's Discussion and Analysis of Financial Condition and Results of Operations-- Compliance with Environmental Laws and Regulations" and "Note I to March 31, 1999 consolidated financial statements--Environmental Matters" for a discussion of the Company's liabilities with respect to the investigation and/or remediation at certain sites.

          ITEM 4.  SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

     Not applicable.

                                    PART II


  ITEM 5. MARKET FOR REGISTRANT'S COMMON STOCK AND RELATED STOCKHOLDER MATTERS

     The Company has authority under its Articles of Incorporation to issue up to 100,000,000 shares of Class A Common Stock, par value $.01 per share, and up to 22,000,000 shares of Class B Common Stock, par value $.01 per share (together referred to as "Common Stock"). Shares of Class A Common Stock and shares of Class B Common Stock generally carry the same rights, powers, preferences, privileges and limitations, except that Class A Common Stock has one vote per share while Class B Common Stock has two votes per share. Class B Common Stock can only be issued or sold to the employees of the Company, a related party and an institutional investor. As of March 31, 1999, there were no shares of Class A Common Stock outstanding and there were 10,553,263 shares of Class B Common Stock outstanding held of record by approximately 1,000 stockholders. Of such shares, 9,000,000 shares are held of record by the Holding Company, which shares represent approximately 85.3% of the combined voting power of all Common Stock.

     No established public trading market exists for the Company's Common Stock, but the Company sells and buys shares at a price established annually by independent appraisal, which as of March 31, 1999 was $18.00 per share.

     In March 1999, the Company declared and paid a dividend of $6.3 million to its stockholders at $0.60 per share.

                        ITEM 6. SELECTED FINANCIAL DATA

     The selected statement of operations and balance sheet data for the years ended March 31, 1999, 1998, 1997, 1996 and 1995 are derived from the audited financial statements of the Company. The results for the year ended March 31, 1999 are not necessarily indicative of the results to be expected for the fiscal year ending March 31, 2000. The following financial data for the years presented are qualified in their entirety by reference to the more detailed Consolidated Financial Statements and Notes thereto, included elsewhere in this Form 10-K, and should be read in conjunction with "Management's Discussion and Analysis of Financial Condition and Results of Operations."

                                                                                   Year Ended March 31,
                                                     ----------------------------------------------------------------------------
                                                         1999              1998             1997            1996           1995
                                                         ----              ----             ----            ----           ----
                                                                     (in thousands, except per share and average data)
Statement of Operations:
Net sales                                              $671,476          $664,566         $617,289        $628,404        $639,908
Operating expenses:
  Cost of sales                                         546,101           540,422          531,190         533,965         545,725
  Selling and administrative                             35,840            27,811           29,068          29,605          29,959
  Depreciation                                           22,190            19,494           16,654          14,619          14,046
  Amortization of goodwill                                4,130             4,130            4,130           4,130           4,130
  Other operating (income) expenses (1)                     (37)                -                -          16,013               -
                                                       --------          --------         --------        --------        --------
                                                        608,224           591,857          581,042         598,332         593,860
Income from operations                                   63,252            72,709           36,247          30,072          46,048
Other expenses
  Interest                                               15,655            19,775           19,473          22,000          23,330
  Amortization of deferred financing costs                  574               652              934           1,956           2,863
                                                       --------          --------         --------        --------        --------
                                                         16,229            20,427           20,407          23,956          26,193
Income before income taxes
  & extraordinary item                                   47,023            52,282           15,840           6,116          19,855
Income taxes                                             19,950            22,000            7,788           3,996           9,354
                                                       --------          --------         --------        --------        --------
Income before extraordinary item                         27,073            30,282            8,052           2,120          10,501
Extraordinary item, net of income tax
  benefit (2)                                            (2,073)               -                 -               -               -
                                                       --------          --------         --------        --------        --------
Net income                                             $ 25,000          $ 30,282         $  8,052        $  2,120        $ 10,501
                                                       ========          ========         ========        ========        ========

Earnings per share - basic                             $   2.37          $   3.00         $    .80        $    .21        $   1.05
                                                       ========          ========         ========        ========        ========
Earnings per share - diluted                           $   2.34          $   2.98         $    .80        $    .21        $   1.05
                                                       ========          ========         ========        ========        ========
Cash dividends declared per common
  share outstanding                                    $    .60          $    .60         $      -        $      -        $      -
                                                       ========          ========         ========        ========        ========

Other Financial Data and Selected Ratios:
Adjusted EBITDA (3)                                    $ 97,620          $100,556         $ 58,323        $ 64,033        $ 65,574
Adjusted EBITDA margin                                     14.5%             15.1%             9.4%           10.2%           10.2%
Capital expenditures                                     25,583          $ 21,107         $ 34,382        $ 36,894        $ 25,781
Ratio of adjusted EBITDA to interest
  expense (4)                                               6.0x              4.9x             2.9x            2.7x            2.5x

Ratio of total debt to adjusted EBITDA                      2.0x              2.2x             4.1x            4.2x            4.0x

Net cash provided by operating activities              $ 62,186          $ 35,489         $ 43,930        $ 44,091        $ 11,357
Net cash used in investing activities                   (24,303)          (20,264)         (18,710)        (49,012)        (23,924)
Net cash (used in) provided by
 financing activities                                   (35,922)          (15,612)         (29,768)          8,260          13,647

                                                                                 Year Ended March 31,
                                                   --------------------------------------------------------------------------
                                                       1999              1998            1997           1996          1995
                                                       ----              ----            ----           ----          ----
                                                                  (in thousands, except per share and average data)
Balance Sheet Data (end of period):
Current assets                                       $203,727          $210,610        $182,519        $200,109      $223,444
Net property, plant & equipment                       247,312           251,172         250,021         247,009       231,108
Total assets                                          545,783           562,130         535,685         554,896       561,748
Current maturities of LT borrowings                     3,333             7,106             435          14,942        16,245
Total current liabilities                              78,907            87,917          73,792          85,588       102,080
Long term borrowings                                  191,418           214,465         237,474         252,525       243,030
Total liabilities                                     340,640           376,415         385,121         413,149       423,998
Shareholders' equity                                  205,143           185,715         150,564         141,747       137,750

Current ratio                                             2.6x              2.4x            2.5x            2.3x          2.2x
Debt to capital ratio                                    48.7%             54.4%           61.2%           65.4%         65.3%

Selected Operating Data:
Shipped tons
  Stock rebar                                             644              550               472             508          536
  Merchant bar                                            603              576               512             544          549
  Rod                                                      82               92               105             133          129
                                                     --------         --------          --------        --------     --------
  Subtotal mill finished goods                          1,329            1,218             1,089           1,185        1,214
  Fabricated rebar                                        354              338               326             315          347
  Billets                                                 108              172               281             175          141
                                                     --------         --------          --------        --------     --------
  Total shipped tons                                    1,791            1,728             1,696           1,675        1,702
                                                     ========         ========          ========        ========     ========
Average mill finished goods prices
  (per ton)                                          $    330         $    351          $    333        $    337     $    342
Average yielded scrap cost (per ton)                      115              133               130             131          130
Average metal spread (per ton) (5)                        215              218               203             206          212
Average mill conversion costs (per ton)                   126              129               138             135          135

(1) In the fiscal year ended March 31, 1999, the Company recorded a non-recurring gain of $5.8 million from cash settlements from graphite electrode suppliers offset by a $5.9 million equipment write-down recorded for certain non-productive assets at the Company's electric arc furnace dust processing facility. In the fiscal year ended March 31, 1996, the Company recorded a $15.0 million charge related to the closing of the Tampa rolling mill and a $1.0 million charge for the closure of other facilities.

(2) In the fiscal year ended March 31, 1999, the Company incurred a charge of $2.1 million, net of income tax benefits, as a result of redeeming $100 million of the 11.5% first mortgage notes at a premium of 1.916%.

(3) Adjusted EBITDA represents income from operations plus depreciation, amortization and non-cash deferred compensation expense and excludes gains or losses from asset sales and non-recurring charges. Adjusted EBITDA is presented because it is a financial indicator of the Company's ability to service indebtedness and a similar measure is used in the Company's debt instruments to determine compliance with certain covenants. However, adjusted EBITDA should not be considered as an alternative to income from operations or to cash flows from operating activities (as determined in accordance with generally accepted accounting principles) and should not be construed as an indication of a company's operating performance or as a measure of liquidity. EBITDA excludes extraordinary charges.

     The following table reconciles EBITDA to Adjusted EBITDA:

                                                 1999      1998       1997      1996      1995
     EBITDA                                     $89,572   $ 96,333   $57,031   $48,821   $64,224
     Addback:
       Deferred compensation                      1,072      1,005       975       900       750
       Loss on asset dispositions                 6,044        768       317    14,312       600
       Loss on investments                          932          -         -         -         -
       Cash gain on investments                       -      2,450         -         -         -
                                                -------   --------   -------   -------   -------
     Adjustment EBITDA                          $97,620   $100,556   $58,323   $64,033   $65,574

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



                                                                YEAR ENDED MARCH 31,
                                                 1999                   1998                    1997
                                                 ----                   ----                    ----
                                                         (IN THOUSANDS, EXCEPT PERCENTAGES)
Net sales                                  $671,476   100.0 %     $664,566   100.0%      $617,289    100.0%
Cost of sales                               546,101    81.3 %      540,422    81.3%       531,190     86.1%
Selling and administrative                   35,840     5.3 %       27,811     4.2%        29,068      4.7%
Depreciation                                 22,190     3.3 %       19,494     2.9%        16,654      2.7%
Amortization of goodwill                      4,130      .6 %        4,130      .6%         4,130       .7%
Other operating income                          (37)      -             -       -              -        -
                                           --------   -----       --------   -----       --------    -----
Income from operations                       63,252     9.4 %       72,709    11.0%        36,247      5.9%
Interest expense                             15,655     2.3 %       19,775     3.0%        19,473      3.2%
Amortization of deferred financing costs        574      .1 %          652      .1%           934       .1%
Income taxes                                 19,950     3.0 %       22,000     3.3%         7,788      1.3%
                                           --------   -----       --------   -----       --------    -----
Income before extraordinary item           $ 27,073     4.0 %     $ 30,282     4.6%      $  8,052      1.3%
Extraordinary item net of tax                (2,073)    (.3)%            -       -              -        -
                                           --------   -----       --------   -----       --------    -----
Net income                                 $ 25,000     3.7 %     $ 30,282     4.6%      $  8,052      1.3%
                                           ========   =====       ========   =====       ========    =====

Fiscal 1999 Versus Fiscal 1998

                                                                          Average Selling
                                   Tons Shipped (Thousands)               Prices (Per Ton)
                                     Year Ended March 31,                Year Ended March 31,
                                     --------------------                --------------------
                                     1999            1998                1999            1998
                                     ----            ----                ----            ----
Mill Finished Goods:
Stock Rebar                           644              550              $ 304            $ 331
Merchant Bar                          603              576                364              371
Rods                                   82               92                299              345
                                    -----            -----              -----            -----
                                    1,329            1,218                330              350

Fabricated Rebar                      354              338                458              456
Billets                               108              172                221              234
                                    -----            -----
     Total                          1,791            1,728
                                    =====            =====

     NET SALES. Net sales in fiscal 1999 increased approximately 1% from fiscal 1998 as sales volumes of finished goods increased by 8.1% offset by an average 5.9% decline in mill finished goods sales prices. While lower prices for finished steel products reflect the impact of market competition from cheaply priced imports, demand for the Company's products remained strong in fiscal 1999.

     COST OF SALES. Increased production levels, lower average unit costs and declines in scrap cost offset lower sales prices resulting in cost of sales for fiscal 1999 remaining at the fiscal 1998 level of 81.3% of net sales. Mill conversion cost per ton declined from an average $129 in fiscal 1998 to $126 in fiscal 1999. Average yielded scrap cost per ton declined from an average $133 in fiscal 1998 to $115 in fiscal 1999.

     SELLING AND ADMINISTRATIVE. Selling and administrative expenses for the year ended March 31, 1999 were 5.3% of net sales compared with 4.2% of net sales in fiscal 1998. The increase reflects more normalized spending levels in fiscal 1999 while fiscal 1998 includes a net non-recurring credit. These non-recurring items included a net gain of $1.8 million on disposition of certain assets held for sale and receipt of $6.8 million in connection with an insurance settlement, offset by a charge of $1.2 million for expenses associated with the canceled initial public offering and debt restructuring in December 1997 and a $1.4 million charge related to startup expenses associated with the EC dust recycling facility at the Jackson, Tennessee mill.

     DEPRECIATION. Depreciation increased to $22.2 million in fiscal 1999 from $19.5 million in fiscal 1998 due to continuing capital improvement expenditures at all four mills during the last four years.

     OTHER OPERATING EXPENSES. Other operating expenses consists of a non-recurring net gain of $5.8 million from cash settlements from graphite electrode suppliers offset by the $5.9 million writedown of certain non-productive assets at the Company's electric arc furnace dust processing facility.

     INTEREST EXPENSE. Interest expense decreased from $19.8 million in fiscal 1998 to $15.7 million in fiscal 1999 due to reductions in average interest rates and total debt outstanding. Average annual interest rates decreased from 8.9% in fiscal 1998 to 7.7% in fiscal 1999 due to debt refinancings. Total outstanding debt declined by $26.8 million during fiscal 1999.

     INCOME TAXES. The Company's effective federal and state income tax rate for fiscal 1999 and 1998 was 39% excluding the effect of goodwill amortization, which is not deductible for income tax purposes.

Fiscal 1998 Versus Fiscal 1997

                                                                      Average Selling
                                 Tons Shipped (Thousands)            Prices (Per Ton)
                                   Year Ended March 31,             Year Ended March 31,
                              ------------------------------       ---------------------------
                                     1998               1997            1998             1997
Mill Finished Goods:
Stock Rebar                           550                472            $331             $316
Merchant Bar                          576                512             371              352
Rods                                   92                105             345              322
                                    -----              -----            ----             ----
                                    1,218              1,089             350              333

Fabricated Rebar                      338                326             456              451
Billets                               172                281             234              227
                                    -----              -----
     Total                          1,728              1,696
                                    =====              =====



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

  SELLING AND ADMINISTRATIVE. Selling and administrative expenses for the year ended March 31, 1998 were 4.2% of net sales compared with 4.7% of net sales in fiscal 1997. The decrease is attributable to one-time credits including a net gain of $1.8 million on disposition of certain assets held for sale and receipt of $6.8 million in connection with an insurance settlement. These were offset by a charge of $1.2 million for expenses associated with the canceled initial public offering and debt restructuring in December 1997, $2.6 million increased provisions for incentive wages, $2.4 million increased environmental costs and related professional fees and a $1.4 million charge related to startup expenses associated with the EC dust recycling facility at the Jackson, Tennessee mill.

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

LIQUIDITY AND CAPITAL RESOURCES

  The Company's primary financial obligations outstanding as of March 31, 1999 were the $130 million Senior Notes, a $150 million revolving credit facility (the "Revolving Credit Agreement"), and $17 million remaining principal amount Subordinated Intercompany Note owed to the Holding Company.


  On April 3, 1998 the Company sold $130 million of 8.75% Senior Notes. The net proceeds of $127.1 million were used first to redeem the $100 million First Mortgage Notes on May 11, 1998 at a price of 101.916% and $20 million was used to redeem a portion of the Subordinated Intercompany Note. The remaining proceeds were used to reduce outstanding Revolving Credit Agreement borrowings and for general corporate purposes.

  The Revolving Credit Agreement was amended in June 1998 and is secured by the Company's inventory and receivables and matures on July 13, 2003. The Revolving Credit Agreement provides for a substantial portion of the Company's liquidity by making available up to $150 million in borrowings. As of March 31, 1999, the Revolving Credit

Agreement had approximately $99.5 million available to the Company for further borrowings, $13.7 million was outstanding and $36.8 million was allocated to letters of credit (most of which are being provided as credit backing for the Company's outstanding Industrial Revenue Bonds). These Industrial Revenue Bonds were issued to construct facilities in Jackson, Tennessee, Charlotte, North Carolina, Jacksonville, Florida, and Plant City, Florida. The interest rates on these bonds range from 50% to 75% of the prime rate. The Industrial Revenue Bonds mature in fiscal 2004, 2015 and 2018.

  The Senior Notes and the Revolving Credit Agreement contain certain restrictions regarding the incurrence of additional indebtedness by the Company, restrictions on the Company's ability to pay dividends and other restrictive covenants relating to the Company's business. The Company continues to comply with all of the covenants of its loan agreements. See "Note D to Financial Statements -- Borrowings."

  Net cash provided by operating activities for the year ended March 31, 1999 was $62.2 million compared with $35.5 million for fiscal 1998. Cash flow from net income decreased by $5.3 million but was offset primarily by $32.8 million cash flow swing from inventory changes. Inventory volume declined due to increased sales volumes and inventory costs declined due to lower scrap and conversion costs per ton. The Company used $28.7 million to repay debt and $25.6 million to invest in capital projects, mostly for mill modernization.

  Over the years, the Company has expanded capacity and reduced manufacturing costs by modernizing and upgrading facilities. Capital expenditures were $25.6 million for the year ended March 31, 1999, $21.1 million for the year ended March 31, 1998 and $34.4 million for the year ended March 31, 1997. The Company anticipates spending up to $42.0 million for capital expenditures in fiscal 2000, the majority of which is to modernize the Knoxville melt shop.

  In March 1999, the Company declared and paid a dividend of $6.3 million to its stockholders of $0.60 per share.

  The Company believes that the amounts available from operating cash flows and funds available through its Revolving Credit Agreement will be sufficient to meet its expected operational cash needs and planned capital expenditures for the foreseeable future.

YEAR 2000

  The Company is actively working to resolve issues relating to the Year 2000 issue and the effects it may have on its business systems. With complete support of the Company's Board of Directors and executives, the Company has developed a detailed plan to address the issue and is currently in the final phase of the implementation of this plan. Through March 31, 1999 the Company has spent approximately $2.7 million towards the purchase of network compatible computer hardware and software and anticipates spending an additional $200 thousand to complete the process. The conversion of the Company's financial systems has been completed with core operational software conversion anticipated to be completed during the second quarter of fiscal 2000.

  The Company has prioritized its Year 2000 compliance issues as follows:
safety concerns, payroll requirements, production capabilities, collecting accounts receivable and finally administrative matters. From a safety and production standpoint, manufacturing equipment at all plants has been or is being reviewed on an individual basis. This includes inspections and audits conducted by equipment vendors. Corrective actions are being taken as needed. These include manual resetting of stand-alone clocks, upgrading software, replacing components, etc. Payroll and accounting systems have been modified or replaced to be year 2000 compliant. From a customer perspective, we are requesting information on their individual statuses to assure product ordering and cash flow is not materially disrupted, and for those vendors with electronic links to the Company's systems, the integrity of the data links are not compromised. Vendors of all types are being queried, verbally or in writing as deemed necessary, as to their level of compliance. Unsatisfactory responses are being dealt with on a case by case basis.

  The Company is confident that the negative consequences of the year 2000 issue will not materially adversely effect the Company's performance. The most likely worst case scenario is that short production slowdowns may occur, however during downtime, routine and scheduled maintenance operations can be conducted. Year 2000 problems, if any, would be expected to occur during the winter months when production is at normally low seasonal levels. The Company does not have any formal contingency plan in place nor does it deem one necessary under the circumstances.

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

  The Company has estimated its potential costs for further remediation under Environmental Cleanup Laws at on-site and off-site locations to be approximately $9.5 million and has included this amount in the Company's recorded liabilities as of March 31, 1999. Based on past use of certain technologies and remediation methods by third parties, evaluation of those technologies and methods by the Company's consultants, and quotations and third-party estimates of costs of remediation-related services provided to the Company, or of which the Company and its consultants are aware, the Company and its consultants believe that the Company's cost estimates are reasonable. In light of the uncertainties inherent in determining the costs associated with the clean-up of such contamination, including the time periods over which such costs must be paid, the extent of contribution by parties which are jointly and severally liable, and the nature and timing of payments to be made under cost sharing arrangements, there can be no assurance that the ultimate costs of remediation may not be more or less than the estimated remediation costs that the Company has recorded.

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

  See "Note I to March 31, 1999 consolidated financial statements--Environmental Matters" for further information regarding environmental matters.

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

OTHER MATTERS

  The Company constructed a facility at the Company's Jackson mill designed to utilize a technology developed to recycle the Company's EC dust, which is regulated as a hazardous waste due to the presence of heavy metals. The facility began operations in March 1997 and has a design capacity to recycle up to 30 thousand tons of EC dust per year. The Company currently generates approximately 25 thousand tons of EC dust per year. The facility was originally designed to recycle the EC dust in two stages. In the first stage, the dust is fed into a rotary hearth furnace where the zinc in the dust is vaporized and collected as crude zinc oxide. The residual of the dust exits the furnace in the form of a reduced iron unit that can be fed into the electric arc furnace as a scrap substitute. In the second stage of the process, the crude zinc oxide is fed into a wet chemical process to extract lead and cadmium and produce a high quality saleable zinc oxide.

  In fiscal 1999, the Company ceased processing in the second stage of the process. The Company concluded that operation of the wet side process could not be commercially developed without significant additional capital expenditures. The Company is currently utilizing the first stage of the process to recycle essentially all of the Company's EC dust and is selling the crude zinc oxide produced in the process to third parties. In the quarter ending December 31, 1998, the Company recorded a non-cash write down of approximately $5.9 million for equipment associated with the second stage of the process. The Company's policy for the facility is to depreciate the facility over its expected useful life of 14 years and to periodically evaluate the remaining life and recoverability of the equipment. The write-down was recorded in operating expenses as other expense. The net book value of the facility at March 31, 1999 is approximately $14.4 million.

      ITEM 7A. QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

  No material impact.

             ADDITIONAL ITEM. EXECUTIVE OFFICERS OF THE REGISTRANT

  The following table sets forth certain information regarding the Company's executive officers:


Name                        Age               Position
----                        ---               --------

Phillip E. Casey            56      Chairman of the Board, Chief Executive Officer and Director

J. Donald Haney             63      Group Vice President, Fabricated Reinforcing Steel, and Director

Shuzo Hikita                56      Vice President, Engineering and Technology, and Director (resigned as officer only effective May 1999)

Tom J. Landa                47      Vice President, Chief Financial Officer, Secretary and Director

Dennie Andrew               58      Vice President, Steel Mill Operations

J. Neal McCullohs           42      Vice President, Mill Product Sales

Robert P. Muhlhan           48      Vice President, Material Procurement

James S. Rogers, II         51      Vice President, Human Resources

Hiroyoshi Tsuchiya          60      Vice President, Strategic Planning (retiring effective June 30,1999)

  Phillip E. Casey has been Chairman of the Board, Chief Executive Officer and a director since June 1994. Prior to joining the Company, Mr. Casey held various positions with Birmingham Steel Corporation, including Chief Financial Officer, Executive Vice President and Vice Chairman of the Board from 1985 until 1994.

  J. Donald Haney has been Group Vice President, Fabricated Reinforcing Steel since 1979 and a director of the Company since 1988. Mr. Haney joined the Company in 1958 is principally responsible for the Company's reinforcing steel fabricating group.

  Shuzo Hikita has been Vice President, Engineering and Technology and a director of the Company since September 1996. Prior to September 1996, Mr. Hikita held several management positions with Kyoei including Division Manager of Kyoei's Hirakata and Osaka mills from 1994 to 1996. In May 1999, Mr. Hikita returned to Kyoei in a senior management position. He remains on the Company's board of directors.

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

  Hiroyoshi Tsuchiya has been Vice President, Strategic Planning, since May 1994. Prior to his employment with the Company, Mr. Tsuchiya held various management positions with Mitsubishi Corporation in Japan and Canada from 1975 to 1994. Effective June 30, 1999, Mr. Tsuchiya has elected to retire from the Company.

              ITEM 8. FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA

AMERISTEEL CORPORATION & SUBSIDIARY
CONSOLIDATED STATEMENTS OF FINANCIAL POSITION
($ in thousands)



                                                       March 31,   March 31,
                                                          1999        1998
                                                       ---------   ---------
ASSETS

CURRENT ASSETS
    Cash and cash equivalents                          $  3,219    $  1,258
    Accounts receivable, less allowance of $ 1,000
     at March 31, 1999 and March 31, 1998
     for estimated losses                                71,516      73,330
    Inventories                                         121,818     130,413
    Deferred tax assets                                   5,100       5,200
    Other current assets                                  2,074         409
                                                       --------    --------
TOTAL CURRENT ASSETS                                    203,727     210,610

ASSETS HELD FOR SALE                                     13,618      13,689
                                                       --------    --------
PROPERTY, PLANT AND EQUIPMENT
    Land and improvements                                16,173      15,517
    Building and improvements                            39,007      35,892
    Machinery and equipment                             269,864     261,265
    Construction in progress                             18,523      12,591
    Restricted IRB funds                                  1,476       2,327
                                                       --------    --------
                                                        345,043     327,592
    Less accumulated depreciation                       (97,731)    (76,420)
                                                       --------    --------
NET PROPERTY, PLANT AND EQUIPMENT                       247,312     251,172

GOODWILL                                                 77,513      81,643

DEFERRED FINANCING COSTS                                  3,495       5,009

OTHER ASSETS                                                118           7
                                                       --------    --------
TOTAL ASSETS                                           $545,783    $562,130
                                                       ========    ========

See notes to consolidated financial statements

AMERISTEEL CORPORATION & SUBSIDIARY
CONSOLIDATED STATEMENTS OF FINANCIAL POSITION
($ in thousands)


                                                                            March 31,  March 31,
                                                                              1999       1998
                                                                            --------- ----------
LIABILITIES AND SHAREHOLDERS' EQUITY

CURRENT LIABILITIES
   Trade accounts payable                                                   $ 41,435    $ 49,518
   Accrued salaries, wages and employee benefits                              19,036      17,688
   Current environmental remediation liabilities                               5,226       4,863
   Other current liabilities                                                   4,319       3,907
   Interest payable                                                            5,558       4,835
   Current maturities of long-term borrowings (including note payable to
   Parent of $0 and $367 at March 31, 1999 and 1998, respectively)             3,333       7,106
                                                                            ---------   --------
TOTAL CURRENT LIABILITIES                                                     78,907      87,917

LONG-TERM BORROWINGS, LESS CURRENT MATURITIES                                191,418     214,465

OTHER LIABILITIES                                                             21,815      23,433

DEFERRED INCOME TAXES                                                         48,500      50,600
                                                                            ---------   --------
SHAREHOLDERS' EQUITY
     Class A Common Stock, $.01 par value, 100,000,000 shares
      authorized at March 31, 1999 and 1998.  No shares
      issued and outstanding at March 31, 1999 and 1998.                           -           -
     Class B Common Stock, $.01 par value, 22,000,000 shares
      authorized at March 31, 1999 and 1998, respectively.
      10,553,263 and 10,568,555 shares issued and outstanding at
      March 31, 1999 and 1998, respectively.                                     106         106
     Capital in excess of par                                                166,950     167,283
     Retained earnings                                                        38,552      19,886
     Deferred compensation                                                      (465)     (1,560)
                                                                            ---------   --------
TOTAL SHAREHOLDERS' EQUITY                                                   205,143     185,715
                                                                            ---------   --------
TOTAL LIABILITIES AND SHAREHOLDERS' EQUITY                                  $545,783    $562,130
                                                                            ========    ========

See notes to consolidated financial statements

AMERISTEEL CORPORATION & SUBSIDIARY
CONSOLIDATED STATEMENTS OF INCOME
($ in thousands except earnings per share data)


                                              Year Ended   Year Ended  Year Ended
                                               March 31,    March 31,   March 31,
                                                 1999        1998         1997
                                              ----------   ----------  -----------
NET SALES                                       $671,476     $664,566    $617,289
                                                --------     --------    --------
Operating Expenses:
  Cost of sales                                  546,101      540,422     531,190
  Selling and administrative                      35,840       27,811      29,068
  Depreciation                                    22,190       19,494      16,654
  Amortization of goodwill                         4,130        4,130       4,130
  Other operating income                             (37)           -           -
                                                --------     --------    --------
                                                 608,224      591,857     581,042
                                                --------     --------    --------
INCOME FROM OPERATIONS                            63,252       72,709      36,247
                                                --------     --------    --------

Other Expenses:
  Interest                                        15,655       19,775      19,473
  Amortization of deferred financing costs           574          652         934
                                                --------     --------    --------
                                                  16,229       20,427      20,407
                                                --------     --------    --------
INCOME BEFORE INCOME TAXES                        47,023       52,282      15,840

Income taxes                                      19,950       22,000       7,788
                                                --------     --------    --------

INCOME BEFORE EXTRAORDINARY ITEM                  27,073       30,282       8,052

EXTRAORDINARY ITEM
  (Net of applicable income taxes of $1,325)      (2,073)         -          -
                                                --------     --------   ---------

NET INCOME                                      $ 25,000     $ 30,282   $   8,052
                                                ========     ========   =========
EARNINGS PER COMMON SHARE -
BASIC (NOTE B)
  Income before extraordinary item              $   2.57    $    3.00   $     .80
  Extraordinary item                               (0.20)         -          -
                                                --------     --------   ---------
  Net income                                    $   2.37    $    3.00   $     .80
                                                ========    =========   =========

  DILUTED (NOTE B)
  Income before extraordinary item              $   2.53    $    2.98   $     .80
  Extraordinary item                               (0.19)         -          -
                                                --------     --------   ---------
  Net income                                    $   2.34    $    2.98   $     .80
                                                ========    =========   =========

  Weighted average number of common
   shares outstanding                             10,561       10,103      10,087
  Weighted average number of common
   and common equivalent shares                   10,663       10,174      10,087

See notes to consolidated financial statements

AMERISTEEL CORPORATION & SUBSIDIARY
CONSOLIDATED STATEMENTS OF SHAREHOLDERS' EQUITY
($ in thousands except share data)

                                                                         Retained
                                         Common Stock        Capital     Earnings
                                      -------------------   in Excess   (Accumulated   Deferred
                                      Shares       Amount    of Par      Deficit)    Compensation  Total
                                      ------       -----    --------    ----------   ------------  -----
BALANCES AT MARCH 31, 1996             10,095,741    $101   $157,026    (12,380)   $(3,000)      $141,747

 Common stock issuance                        100       -          1          -          -              1
 Repurchase of common stock               (16,813)      -       (211)         -          -           (211)
 Net income                                     -       -          -      8,052          -          8,052
 Reduction in deferred compensation             -       -          -          -        975            975
                                       ----------    ----   --------   --------    -------       --------
BALANCES AT MARCH 31, 1997             10,079,028    $101   $156,816   $ (4,328)   $(2,025)      $150,564

 Common stock issuance                    495,005       5     10,541          -       (540)        10,006
 Repurchase of common stock                (5,478)      -        (74)         -          -            (74)
 Net income                                     -       -          -     30,282          -         30,282
 Dividends paid                                 -       -          -     (6,068)         -         (6,068)
 Reduction in deferred compensation             -       -          -          -      1,005          1,005
                                       ----------    ----   --------   --------    -------       --------
BALANCES AT MARCH 31, 1998             10,568,555    $106   $167,283   $ 19,886    $(1,560)      $185,715
                                       ==========    ====   ========   ========    =======       ========
 Common stock issuance                      5,781       -         72          -          -             72
 Repurchase of common stock               (21,073)      -       (405)         -         23           (382)
 Net income                                     -       -          -     25,000          -         25,000
 Dividends paid                                 -       -          -     (6,334)         -         (6,334)
 Reduction in deferred compensation             -       -          -          -      1,072          1,072
                                       ----------    ----   --------   --------    -------       --------
BALANCES AT MARCH 31, 1999             10,553,263    $106   $166,950   $ 38,552    $  (465)      $205,143
                                       ==========    ====   ========   ========    =======       ========

See notes to consolidated financial statements

AMERISTEEL CORPORATION & SUBSIDIARY
CONSOLIDATED STATEMENTS OF CASH FLOWS
($ in thousands)


                                                         Year Ended   Year Ended   Year Ended
                                                          March 31,    March 31,    March 31,
                                                            1999         1998         1997
                                                         ----------   ----------   ----------
OPERATING ACTIVITIES
Net income                                                $  25,000     $ 30,282     $  8,052
Adjustment to reconcile net income to net cash
 provided by operating activities:
 Depreciation                                                22,190       19,494       16,654
 Amortization                                                 4,704        4,782        5,064
 Extraordinary item                                           3,398            -            -
 Deferred income taxes                                       (2,000)      (1,900)        (200)
 Loss on disposition of property, plant and equipment         6,044        2,524          317
 Gain on disposition of assets held for sale                      -       (1,756)           -
 Deferred compensation                                        1,072        1,005          975
Changes in operating assets and liabilities:
 Accounts receivable                                          1,814       (4,767)       4,347

 Inventories                                                  8,595      (24,240)       6,580

 Other current assets                                        (1,665)         729          (85)
 Other assets                                                  (111)           4           (4)
 Trade accounts payable                                      (8,083)       4,852        4,432
 Salaries, wages and employee benefits                        1,348        1,871          262
 Other current liabilities                                      (71)         479         (828)
 Environmental remediation                                   (3,200)         384       (1,400)
 Interest payable                                               723          176         (281)
 Income taxes payable                                           483          292          126
 Other liabilities                                            1,945        1,278          (81)
                                                            -------     --------      -------
NET CASH PROVIDED BY OPERATING ACTIVITIES                    62,186       35,489       43,930
                                                            -------     --------      -------
INVESTING ACTIVITIES
 Additions to property, plant and equipment                 (25,583)     (21,107)     (34,382)
 Purchase of assets held for sale                                 -         (129)        (454)
 Proceeds from sales of property, plant and equipment           231          251          876
 Proceeds from sale of assets held for sale                     213        3,034        1,550
 Restricted IRB Funds                                           836       (2,313)      13,700
                                                            -------     --------      -------
NET CASH USED IN INVESTING ACTIVITIES                       (24,303)     (20,264)     (18,710)
                                                            -------     --------      -------
FINANCING ACTIVITIES
 Proceeds from issuance of Senior Notes                     130,000            -            -
 Proceeds from IRB (Bonds)                                        -        5,000            -
 Payment of short-term and long-term borrowings, net        (56,820)     (21,338)     (29,558)
 Redemption of First Mortgage Notes                        (100,000)           -            -

 Call premium on redemption of First Mortgage Note           (1,916)           -            -

 Additions to deferred financing costs                         (542)      (3,138)           -
 Proceeds from sale of common stock                              72       10,006            -
 Redemption of common stock                                    (382)         (74)        (210)
 Dividends paid                                              (6,334)      (6,068)           -
                                                            -------     --------      -------
NET CASH USED IN
  FINANCING ACTIVITIES                                      (35,922)     (15,612)     (29,768)
                                                            -------     --------      -------
INCREASE (DECREASE) IN
 CASH AND CASH EQUIVALENTS                                    1,961         (387)      (4,548)
Cash and cash equivalents at beginning of period              1,258        1,645        6,193
                                                            -------     --------      -------
CASH AND CASH EQUIVALENTS AT END OF PERIOD                  $ 3,219     $  1,258      $ 1,645
                                                            =======     ========      =======
SUPPLEMENTAL CASH FLOW INFORMATION
Cash paid for interest (net of amount capitalized)         $ 14,932     $ 19,599     $ 19,754
                                                           ========     ========     ========
Cash paid for income taxes                                 $ 20,791     $ 21,709     $  7,862
                                                           ========     ========     ========

See notes to consolidated financial statements

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


NOTE B -- SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES


     Credit Risk: The Company extends credit, primarily on a basis of 30-day terms, to various customers in the steel distribution, fabrication and construction industries. The Company performs periodic credit evaluations of its customers and generally does not require collateral. Credit losses, net of recoveries, for fiscal years 1999, 1998, and 1997 have been approximately $566,000, $(28,000), and $106,000, respectively.


     Business Segments: The Company is engaged in two primary business segments, steel production and fabrication, both primarily for use in construction and industrial markets. In the years ended March 31, 1999, 1998 and 1997, export sales were less than 1% of total sales.


     Cash Equivalents: The Company considers all highly liquid investments, with a maturity of three months or less when purchased, to be cash equivalents.

     Inventories: Inventories are stated at the lower of cost (first-in, first-out method) or market.

     Assets Held for Sale: Assets held for sale consists of real estate held for sale which is carried at the lower of cost or net realizable value.

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

     Interest costs for property, plant and equipment construction expenditures of approximately $0.2 million and $0.5 million were capitalized for the years ended March 31, 1999 and 1998, respectively. For financial reporting purposes, the Company provides for depreciation of property, plant and equipment using the straight-line method over the estimated useful lives of 20 to 30 years for buildings and improvements and 4 to 15 years for other equipment.


      Restricted IRB Funds: The Company accounts for restricted funds received from the proceeds of Industrial Revenue Bonds (IRBs) within Property, Plant and Equipment until such funds have been spent. As of March 31, 1999 and 1998, the Company had $1.5 million and $2.3 million, respectively, of such restricted IRB funds on its balance sheet.


     Goodwill: Goodwill consists of the excess of purchase price over the fair value of acquired assets and liabilities. Goodwill is stated at cost less accumulated amortization of $25.7 million and $21.6 million at March 31, 1999 and 1998, respectively. Goodwill is being amortized over a 25-year period.


     Deferred Financing Costs: The deferred financing costs as of March 31, 1999 and 1998, are net of accumulated amortization and are amortized over the term of the respective debt instruments, which range from 5 to 22 years from debt inception date. The Company incurred financing costs of approximately $0.5 million in fiscal 1999 related to the $150 million amended Revolving Credit Agreement (see "Note D").


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

AMERISTEEL CORPORATION & SUBSIDIARY
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS -- (CONTINUED)




                                                   1999    1998    1997
Basic weighted average number of common shares    10,561  10,103  10,087
Dilutive effect of options outstanding               102      71       -
Diluted weighted average number of common and
  common equivalent shares outstanding            10,663  10,174  10,087


     The Company's previously reported primary earnings per common share and fully diluted earnings per common share for fiscal 1998 and 1997 did not differ from the basic earnings per common share and the diluted earnings per common share, respectively, calculated under SFAS 128.


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


     Reclassifications: Certain amounts in the fiscal 1998 and 1997 financial statements have been reclassified to conform to the fiscal 1999 financial statement presentation.


NOTE C -- INVENTORIES

     Inventories consist of the following:

                                       MARCH 31,      MARCH 31,
                                          1999          1998
                                       ----------     ----------
                                           ($ in thousands)
Finished goods                           $ 72,688       $ 87,511
Work in-process                            16,565          9,694
Raw materials and operating supplies       32,565         33,208
                                         --------       --------
                                         $121,818       $130,413
                                         ========       ========

NOTE D -- BORROWINGS

     Long-term borrowings consist of the following:


                                        MARCH 31,      MARCH 31,
                                          1999           1998
                                        ---------      ---------
                                            ($ in thousands)
Revolving Credit Agreement              $ 13,690       $ 40,070
Industrial Revenue Bonds                  34,395         35,875
First Mortgage Notes                           0        100,000
Senior Notes                             130,000              0
Subordinated Intercompany Note            16,666         40,000
Trade Loan Agreements                          0          5,259
Note to Parent                                 0            367
                                        --------       --------
  Total borrowings                       194,751        221,571
Less current maturities                    3,333          7,106
                                        --------       --------
  Total long-term borrowings            $191,418       $214,465
                                        ========       ========

AMERISTEEL CORPORATION & SUBSIDIARY
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS -- (CONTINUED)



     On July 14, 1998, the Company amended its Revolving Credit Agreement by, among other things, extending its maturity to July 2003, lowering the interest rate, increasing the facility from $140 million to $150 million and removing the "borrowing base" test. Letters of credit are subject to an aggregate sublimit of $50 million. The Revolving Credit Agreement contains certain covenants including, among other restrictions, financial ratios and limitations on indebtedness, liens, investments and disposition of assets and dividends. It is collateralized by first priority security interests in substantially all accounts receivable and inventory of the Company. The Company continued to be in compliance with these covenants throughout fiscal 1999. Loans under the Revolving Credit Agreement bear interest at a per annum rate equal to one of several rate options (LIBOR, Fed Funds, or Cost of Funds) based on the facility chosen at the time of borrowing plus an applicable margin determined by tests of performance from time to time. The effective interest rate at March 31, 1999 was 5.5%.


     The Company's industrial revenue bonds ("IRBs") were issued to obtain funding to construct facilities in Jackson, Tennessee; Charlotte, North Carolina; Jacksonville, Florida; and Plant City, Florida. The interest rates on these bonds range from 50% to 75% of the prime rate. $1.5 million of the IRBs matured in November 1998. $9.4 million of the IRBs matures in fiscal 2004, $5.0 million matures in fiscal 2015 and the remaining $20.0 million matures in fiscal 2018. The $5.0 million IRBs maturing in fiscal 2015 were issued in September 1997 for construction of a facility at the Jackson mill to recycle EC dust. The IRBs are backed by irrevocable letters of credit issued pursuant to the Revolving Credit Agreement. As of March 31, 1999, the Company had approximately $36.8 million of outstanding letters of credit, primarily for IRBs, insurance-related matters and surety bonds.

     On April 3, 1998 the Company issued the Senior Notes which mature on April 15, 2008. The Senior Notes are senior unsecured obligations of the Company, and rank pari passu in right of payment with all current and future unsubordinated indebtedness. Interest on the Senior Notes is payable semiannually on April 15 and October 15. The Senior Notes are redeemable at the option of the Company, in whole or in part, on or after April 15, 2003 at the redemption prices set forth below:

         Year                                 Redemption Price
         ----                                 ----------------
         2003......................................104.375%
         2004......................................102.917%
         2005......................................101.458%
         2006 and thereafter.......................100.000%

     On or prior to April 15, 2001 the Company may redeem, on one or more occasions, up to 35% of the principal amount of Senior Notes with the net proceeds of one or more public equity offerings at a redemption price equal to 108.75% of the principal amount thereof, plus accrued interest, subject to certain other provisions. The Senior Notes contain covenants that include, among others, maintenance of sufficient consolidated net worth and limitations on additional indebtedness, transactions with affiliates, dispositions of assets, liens, dividends and distributions. The net proceeds were used, in part, to redeem the Company's $100 million, 11.5% First Mortgage Notes on May 11, 1998. The Company incurred an extraordinary pretax charge of $1.9 million for the call premium associated with the early redemption of the First Mortgage Notes.


     The Subordinated Intercompany Note represents an unsecured note due FLS Holdings, Inc. bearing variable rates of interest. The note was amended in August 1998 to amortize semiannual payments beginning in August 1998 and maturing February 2004.


     The maturities of long-term borrowings for the fiscal years subsequent to March 31, 1999 are as follows:




              FISCAL                AMOUNT
              ------                ------
                    ($ in thousands)

              2000                 $  3,333
              2001                    3,333
              2002                    3,333
              2003                    3,333
              2004                   26,419
              Thereafter            155,000
                                    -------
                                   $194,751
                                   ========

AMERISTEEL CORPORATION & SUBSIDIARY
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS -- (CONTINUED)


NOTE E -- INCOME TAXES


     The provision for income taxes is comprised of the following amounts:


                                          YEAR ENDED        YEAR ENDED          YEAR ENDED
                                          MARCH 31,         MARCH 31,           MARCH 31,
                                             1999              1998                1997
                                          ----------        -----------         ----------
                                                         ($ in thousands)
Currently payable:
     Federal                                $17,589           $20,940             $7,391
     State                                    3,036             2,960                597
                                            -------           -------             ------
                                             20,625            23,900              7,988
Deferred provision (benefit):
     Federal                                 (1,849)           (1,700)              (594)
     State                                     (151)             (200)               394
                                            -------           -------             ------
                                             (2,000)           (1,900)              (200)
                                            -------           -------             ------
                                            $18,625           $22,000             $7,788
                                            =======           =======             ======

     A reconciliation of the difference between the effective income tax rate for each year and the statutory federal income tax rate follows:


                                          YEAR ENDED        YEAR ENDED          YEAR ENDED
                                          MARCH 31,         MARCH 31,           MARCH 31,
                                             1999              1998                1997
                                          ----------        -----------         ----------
                                                         ($ in thousands)
Tax provision at statutory rates           $15,269             $18,299             $5,544
State income taxes, net of federal
   income tax effect                         1,790               2,142                722
Goodwill amortization                        1,446               1,445              1,446
Other items, net                               120                 114                 76
                                           -------              -------            ------
                                           $18,625              $22,000            $7,788
                                           =======              =======            ======

     The components of the deferred tax assets and liabilities consisted of the following at March 31:


                                                                 1999                 1998
                                                               --------              -------
                                                                     ($ in thousands)
DEFERRED TAX ASSET
    Allowance for doubtful accounts                            $    390              $    390
    Worker's compensation accrual                                   979                 1,097
    Employee benefits and related accruals                        3,074                 2,666
    Environmental remediation accrual                              2,315                3,563
    Federal net operating loss carryforward                          551                1,103
    Pension accrual                                                3,394                2,823
    Post retirement benefits accrual                               3,454                3,313
    Other                                                             --                  514
                                                               ---------             --------
                                                                  14,157               15,469
                                                               ---------             --------

DEFERRED TAX LIABILITY
    Inventories                                                       --                 (996)
    Property, plant and equipment                                (55,331)             (56,932)
    Assets held for sale                                          (1,799)              (2,161)
    Deferred compensation                                             --                 (359)
    Property taxes                                                  (427)                (421)
                                                               ---------             --------
                                                                 (57,557)             (60,869)
                                                               ---------             --------
NET DEFERRED TAX LIABILITY                                     $ (43,400)            $(45,400)
                                                               =========             ========

AMERISTEEL CORPORATION & SUBSIDIARY
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS -- (CONTINUED)


     The Company has a Federal net operating loss carryforward of approximately $1.6 million expiring in 2009. As a result of a change in tax fiscal year, recognition of Federal net operating loss carryforwards are limited to approximately $1.6 million each year.


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

     The following table summarizes the accumulated pension benefits and postretirement medical benefit obligations included in the Company's consolidated statements of financial position:



                                                           Pension Benefits            Postretirement Medical
                                                   -----------------------------     --------------------------
                                                    Fiscal 1999      Fiscal 1998     Fiscal 1999    Fiscal 1998
                                                  --------------    ------------     -----------    -----------
                                                                        ($ in thousands)

Components of net periodic benefit cost
Service cost                                         $  2,984,982    $  2,542,103    $   228,008    $   213,207
Interest cost                                           6,909,853       6,394,650        553,090        599,747
Expected return on plan assets                         (8,257,373)     (7,540,698)             -              -
Amortization of prior service cost                        (35,455)        (35,455)       (11,009)             -
Recognized actuarial gain                                       -               -         (4,688)       (10,965)
                                                     ------------    ------------    -----------    -----------
Net periodic benefit cost                            $  1,602,007    $  1,360,600    $   765,401    $   801,989

Change in benefit obligations
Benefit obligation at beginning of year              $ 97,531,207    $ 84,645,751    $ 8,587,603    $ 7,742,799
Service cost                                            2,984,982       2,542,103        228,008        213,207
Interest cost                                           6,909,853       6,394,650        553,090        599,747
Plan participants' contributions                                -               -        406,086        373,699
Amendments                                                      -               -       (165,128)             -
Actuarial loss (gain)                                   6,509,947       8,460,247       (127,067)             -
Benefits and administrative expenses paid              (4,712,281)     (4,511,544)    (1,185,422)    (1,259,089)
                                                     ------------    ------------    -----------    -----------
Benefit obligation at end of year                    $109,223,708    $ 97,531,207    $ 8,297,170    $ 8,587,603
                                                     ============    ============    ===========    ===========
Change in plan assets
Fair value of plan assets at beginning of year       $102,537,142    $ 85,827,562   $          -    $         -
Actual return on plan assets                            1,812,711      21,221,124              -              -
Employer contribution                                           -               -        779,336        885,390
Plan participants' contributions                                -               -        406,086        373,699
Benefits and administrative expenses paid              (4,712,281)     (4,511,544)    (1,185,422)    (1,259,089)
                                                     ------------    ------------    -----------    -----------
                                                     $ 99,637,572    $102,537,142    $         -    $         -
                                                     ============    ============    ===========    ===========
Reconciliation of funded status - March 31
Funded status                                        $ (9,586,136)   $  5,005,935    $(8,297,170)   $(8,587,603)
Unrecognized prior service cost                          (319,093)       (354,548)             -              -
Unrecognized actuarial loss (gain)                      1,186,041     (11,768,568)      (154,119)      (391,026)
                                                     ------------    ------------    -----------    -----------
Net amount recognized                                $ (8,719,188)   $ (7,117,181)   $(8,964,694)   $(8,978,629)
                                                     ============    ============    ===========    ===========

AMERISTEEL CORPORATION & SUBSIDIARY
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS -- (CONTINUED)


     The weighted average discount rates used in determining the actuarial present value of the accumulated pension benefit obligations were 7.00% and 7.25%, for the years ended March 31, 1999 and 1998, respectively. The rate of increase in future compensation levels was 4.5% for both years. The expected rate of return on plan assets was 9.5% for the years ended March 31, 1999 and 1998.


     The weighted average discount rate used in determining the accrued post retirement medical benefit obligation was 7.00% for fiscal 1999 and 7.25% for fiscal 1998. The gross medical trend rate was assumed to be 9.62% in 1998 and dropping .346% per year to 6.5% in 2007; 6.0% in 2008 and beyond for pre-65 retirees that retired before January 1, 1994, and 8.0% decreasing by .5% per year to 5.5% in 2003 and beyond for post-65 retirees that retired before January 1, 1994. For retirees on or after January 1, 1994, the trend rate is the same until the Company's expected costs are double the 1992 costs. At that point, future increases in the medical trend will be paid by the retirees. The health care cost trend rate assumption has a significant effect on the amount of the obligation reported.

     The incremental effect of a 1% increase in the medical trend rate would result in an increase of approximately $191 thousand and $13 thousand to the accrued post retirement benefit obligation and service cost plus interest cost, respectively, as of and for the year ended March 31, 1999.

     The Company has an unfunded Supplemental Benefits Plan, which is a nonqualified plan that provides certain officers defined pension benefits in excess of limits imposed by federal tax laws. The charges to income under the Supplemental Benefits Plan for the years ended March 31, 1999, 1998 and 1997 were approximately $88 thousand, $107 thousand and $133 thousand, respectively.

     The Company also has a voluntary savings plan available to substantially all of its employees. Under this plan, the Company contributes amounts based upon a percentage of the savings paid into the plan by employees. The Company matches 50% of the employees' contributions up to 4% of employees' salaries. Costs under this plan were $1.5 million, $1.3 million, and $1.1 million for the years ended March 31, 1999, 1998 and 1997, respectively.


NOTE G -- COMMON STOCK

     In March 1999, the Company declared and paid a dividend of $6.3 million to its stockholders of $0.60 per share.


     In fiscal 1996, the Board of Directors approved a Stock Purchase/Option Plan (the Purchase Plan) available to essentially all employees. Employees who purchased stock were awarded stock options equal to six times the number of shares purchased. A total of 37,689 shares were sold under the Purchase Plan at a purchase price of $10.63 per share, with 28,988 of these shares outstanding as of March 31, 1999. The options were granted at fair value at the date of the grant, determined based on an independent appraisal as of the end of the previous fiscal year-end. A total of 226,134 options were granted under the Purchase Plan, with 167,241 of these options outstanding as of March 31, 1999. No options remain available for future grant. The issued options become one third vested two years from the grant date, another one-third vested three years from the grant date and the remaining balance vested four years from the grant date. Options may be exercised for 10 years from the grant date.

     During fiscal 1996, the Board of Directors also approved the AmeriSteel Corporation Equity Ownership Plan (the Equity Ownership Plan) which provides for grants of common stock, options to purchase common stock and stock appreciation rights up to 438,852 shares. The Company has granted 204,950 incentive stock options and 52,100 shares of common stock under the Equity Ownership Plan through March 31, 1999, with 172,700 incentive stock options and 48,975 shares of common stock outstanding at March 31, 1999. All issued options and shares of issued common stock become one third vested two years from the grant date, another one-third vested three years from the grant date and the remaining balance vested four years from the grant date. All grants were at the fair market value of the common stock on the grant date, determined based on an independent appraisal as of the end of the previous fiscal year-end. Options may be exercised for 10 years from the grant date.

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

AMERISTEEL CORPORATION & SUBSIDIARY
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS -- (CONTINUED)


     For SFAS No. 123 purposes, the fair value of each option grant under the Equity Ownership Plan and Purchase Plan has been estimated as of the date of the grant using a minimum value calculation with the following weighted average assumptions: risk-free interest rate of 4.9, 6.5 and 6.5 percent for the Equity Ownership Plan in fiscal 1999, 1998, and 1997, respectively, and risk-free interest rate of 6.3 percent for the Purchase Plan in fiscal 1996; expected life of 7 years for the Equity Ownership Plan in fiscal 1999, 1998 and 1997 and expected life of 7 years for the Purchase Plan for fiscal 1996; and dividend rate of three percent for fiscal 1999 and zero percent for fiscal 1998 and 1997 for the Equity Ownership Plan and dividend rate of zero percent for fiscal 1996 for the Purchase Plan. Using these assumptions, the fair value of the stock options granted in fiscal 1999, 1998 and 1997 is $66,853, $311,915 and $222,572,
respectively, which would be amortized as compensation expense over the vesting period of the options.

     Had compensation cost been determined consistent with SFAS No. 123, utilizing the assumptions detailed above, the Company's net income and earnings per share would have been changed to the following pro forma amounts:

                                                1999        1998         1997
                                              -------      -------      ------
Net Income:
    As reported                               $25,000      $30,282      $8,052
    Pro forma                                  24,816       30,101       7,858

Earnings per common share:
    Basic earnings per common share -
        As reported                             $2.37        $3.00       $0.80
        Pro forma                                2.34         2.98        0.78

Earnings per common share:
    Diluted earnings per common share and
      common equivalent -
        As reported                             $2.34         $2.98      $0.80
        Pro forma                                2.31          2.96       0.78

     Because the SFAS No. 123 method of accounting has not been applied to stock-based compensation granted prior to April 1, 1995, the resulting pro forma compensation cost may not be representative of that to be expected in future years.

     The following table summarizes stock option activity for the years ended March 31, 1999, 1998 and 1997:


                             Equity Ownership Plan
                             ---------------------

                                          Weighted                 Weighted                 Weighted
                               Number      Average      Number      Average      Number      Average
                                 of       Exercise        of       Exercise        of       Exercise
                               Shares       Price       Shares       Price       Shares       Price
                                1999        1999         1998        1998         1997        1997
                              --------    ---------    -------    --------      --------    ---------
Outstanding, beginning of
   year                       147,500      $12.99       78,300       $12.50       12,000      $12.50
Granted                        40,850       20.00       72,750        13.50       79,350       12.50
Exercised                      (1,898)      12.50            -            -            -           -
Forfeited                     (13,752)      13.86       (3,550)       12.65       (13,050)     12.50
                              -------                  -------                    -------
Outstanding, end of year      172,700       14.58      147,500        12.99        78,300      12.50
                              =======                  =======                    =======
Options vested at year-
   end                         27,100      $12.50        4,000       $12.50             -          -

Weighted-average fair
   value of options granted
   during the year                 -        $1.93            -        $5.26             -      $4.61


AMERISTEEL CORPORATION & SUBSIDIARY
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS -- (CONTINUED)

                                 Purchase Plan
                                 -------------

                                             Weighted-          Weighted-           Weighted-
                                    Number   Average   Number   Average   Number    Average
                                    of       Exercise  of       Exercise  of        Exercise
                                    Shares   Price     Shares   Price     Shares    Price
                                     1999     1999     1998      1998     1997      1997
                                   -------   ------   -------   ------   -------   ------
Outstanding, beginning of year     180,474   $12.50   194,778   $12.50   221,094   $12.50

Granted                                  -        -         -        -         -        -
Exercised                           (3,883)   12.50      (460)   12.50         -        -
Forfeited                           (9,350)   12.50   (13,844)   12.50   (26,316)   12.50

Outstanding, end of year           167,241   $12.50   180,474   $12.50   194,778   $12.50
                                   =======            =======            =======
Options vested at year-end         111,494   $12.50    60,158   $12.50         -   $    -

          The weighted-average remaining contractual life of the options under the Equity Ownership Plan and the Purchase Plan as of March 31, 1999 is 7.69 years and 7.50 years, respectively.


NOTE H -- INCENTIVE COMPENSATION PLAN

          In 1989, the Board of Directors approved a short-term incentive plan to reward key employees who are significant to the Company's long-term success. The awards are based on the Company's actual operating results, as compared to targeted results. The plan provides for annual distributions to participants based on that relationship. The plan is amended annually by the Board of Directors to reflect changes in expected operating results, and to adjust target results accordingly. The fiscal 1999, 1998 and 1997 plans were based on actual return on capital employed as compared to target return on capital employed.
The award was $3.6 million for fiscal 1999, $4.0 million for fiscal 1998, and $1.4 million for fiscal 1997, which amounts were included in salaries, wages and employee benefits.

          On March 18, 1999, under the AmeriSteel Equity Ownership Plan, the Company granted 500,000 Stock Appreciation Rights (SARs) to key executives. The SARs vest equally over four years and the payment amount is equal to the number of vested shares times the amount the fair value of the common stock exceeds the value at the date of grant. Compensation expense is accrued during each vesting period based on the amount the market value of the stock exceeds the value at the date of grant.


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

In general, the Company's estimate of the remediation costs is based on its review of each site and the nature of the anticipated remediation activities to be undertaken. The Company's process for estimating such remediation costs includes determining for each site the expected remediation methods, and the estimated cost for each step of the remediation. In all such determinations, the Company employs outside consultants, and providers of such remedial services where necessary, to assist in making such determinations. Although the ultimate costs associated with the remediation are not presently known, the Company has estimated the total remaining costs to be approximately $9.5 million with these costs recorded as a liability as of March 31, 1999. Of this amount, the Company expects to pay approximately $5.2 million within one year. The timing of the remaining future payments is uncertain due to the various remediation processes involved.

AMERISTEEL CORPORATION & SUBSIDIARY
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS -- (CONTINUED)

     The Tampa mill site contains slag and soil that is contaminated with EC dust and polychlorinated biphenyl ("PCBs") generated by past operations. The volume and mass estimates of the contamination is based on analytical data from soil borings, soil samples and groundwater-monitoring wells. The remediation approach selected by the Company, excavation and on-site treatment and disposal, was approved, and a permit issued, by the U.S. Environmental Protection Agency during fiscal 1996 and by the Florida Department of Environmental Protection during fiscal 1998 and the Company received a signed Consent Order in fiscal 1998. Consequently, the remediation work has begun. The remediation cost estimates are based on the Company's previous experience with comparable projects as well as estimates provided by outside environmental consultants. The Company is responsible for the total remediation costs and currently estimates the remaining costs to be approximately $6.5 million for this site. The Company expects cleanup at this site to be substantially completed during fiscal 2001.

     At the Jackson, Tennessee mill and two third party locations in Utah, EC dust and other materials contaminated with Cesium 137, a man-made, radioactive material (incident-related material), were formerly stored in containers on these sites. The treatment, transport and disposal of these materials was based on the final Nuclear Regulatory Commission "Technical Position," dated March 20, 1997. The remediation cost estimate was based on a signed contract for treatment, transportation and disposal. Final disposition of the contaminated materials was substantially completed during fiscal 1999. The Company estimates the remaining costs to be approximately $.2 million for this site.

     The Sogreen site, a third party site, contains EC dust from the Company that was stored at this recycling location. The Company has been named as a potentially responsible party (PRP) for this site, and thus its estimated share of the remediation costs is approximately 43% (based on analytical data from soil borings and samples) of the total estimated remediation cost of approximately $4.3 million. The estimate includes the cost of soil remediation and groundwater remediation based on an approach approved by the Georgia Environmental Protection Division. If the other PRPs were not to fulfill their obligations, the Company's management believes that the impact of additional future costs attributable to the Sogreen site on the Company's results of operations, financial condition and liquidity, would not be significant. The cleanup at this site was substantially completed during fiscal 1999. The Company currently estimates its remaining obligation to be approximately $.7 million.

     The Stoller site, a third party site, contained metals from other PRPs and EC dust from the Company that was stored at this recycling location. The Company was named as a PRP for this site. Outside contractors measured the remediation volumes and masses during the now complete cleanup. On-site treatment, disposal and construction of the vault cap were completed by the PRPs under a consent order with the State of South Carolina. The soil cleanup at this site was completed during fiscal 1999. A Settlement Agreement was lodged by the State of South Carolina with the Federal Court in 1997. That Agreement contains an allocation which attributes approximately 2% of the remaining estimated $10 million groundwater remediation cost to the Company. The non-participating PRPs have intervened in the pending court proceedings to contest approval of the Agreement.

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

     The Company constructed a facility at the Company's Jackson mill designed to utilize a technology developed to recycle the Company's EC dust, which is regulated as a hazardous waste due to the presence of heavy metals. The facility began operations in March 1997 and has a design capacity to recycle up to 30 thousand tons of EC dust per year. The Company currently generates approximately 25 thousand tons of EC dust per year. The facility was originally designed to recycle the EC dust in two stages. In the first stage, the dust is fed into a rotary hearth furnace where the zinc in the dust is vaporized and collected as crude zinc oxide. The residual of the dust exits the furnace in the form of a reduced iron unit that can be fed into the electric arc furnace as a scrap substitute. In the second stage of the process, the crude zinc oxide is fed into a wet chemical process to extract lead and cadmium and produce a high quality saleable zinc oxide.

AMERISTEEL CORPORATION & SUBSIDIARY
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS -- (CONTINUED)

     In fiscal 1999, the Company ceased processing in the second stage of the process. The Company concluded that operation of the wet side process could not be commercially developed without significant additional capital expenditures. The Company is currently utilizing the first stage of the process to recycle essentially all of the Company's EC dust and is selling the crude zinc oxide produced in the process to third parties. In the quarter ending December 31, 1998, the Company recorded a non-cash write down of approximately $5.9 million for equipment associated with the second stage of the process. The Company's policy for the facility is to depreciate the facility over its expected useful life of 14 years and to periodically evaluate the remaining life and recoverability of the equipment. The write-down was recorded in operating expenses as other expense. The net book value of the facility at March 31, 1999 is approximately $14.4 million.


NOTE J -- COMMITMENTS

Operating Leases

     The Company leases certain equipment and real property under noncancelable operating leases. Aggregate future minimum payments under these leases, reflected with and without Brocker, are as follows (see Note N Subsequent Events for an explanation of Brocker):


             FISCAL                 AMOUNT       AMOUNT
             ------                 ------       ------
             ($ in thousands)     w/ Brocker   w/o Brocker

             2000                  $ 2,517       $1,840
             2001                    2,277        1,538
             2002                    2,035        1,295
             2003                    1,804        1,066
             2004                    1,422          684
             Thereafter              1,051          805
                                   -------       ------
                                   $11,106       $7,228
                                   =======       ======

     Total rent expense was approximately $4.1 million, $3.7 million, and $4.1 million, for the years ended March 31, 1999, 1998 and 1997, respectively.

Service Commitments

     The Company entered into two agreements to purchase transportation services. The rates charged are based on a fixed dollar amount and number of miles. These rates are subject to change each year based on inflation. The term for each agreement is 5 years, beginning April 1, 1995, renewable for successive one-year periods. The Company canceled one agreement as of June 1, 1998.

Employment Agreement

     On June 1, 1994, the Company entered into a five-year employment agreement (the "Employment Agreement") with a senior member of management. The Employment Agreement provides for, among other benefits, a base annual salary of $255,000 plus incentives based on performance, and equity interest of 7.5% of the outstanding common stock of the Company to vest ratably over five years. Deferred compensation of $4,500,000 was recorded related to the common stock granted, and is being amortized on a straight-line basis over the term of the Employment Agreement. The Employment Agreement also provides for certain additional benefits in the event of termination. The agreement expired June 1, 1999.

Litigation

     The Company is defending various claims and legal actions which are common to its operations. While it is not feasible to predict or determine the ultimate outcome of these matters, none of them, in the opinion of management, will have a material effect on the Company's financial position or results of operations.


NOTE K -- UNUSUAL CHARGES AND CREDITS

In fiscal 1998, the Company realized unusual charges and credits consisting of a one-time gain of $1.8 million on the disposition of certain assets held for sale; receipt of $6.8 million in connection with an insurance settlement; $1.2 million in expenses associated with the cancelled IPO and debt restructuring in December 1997; and a $1.4 million charge related to startup expenses associated with the Company's electric arc furnace dust processing facility. These items were recorded in selling and administrative expenses.

AMERISTEEL CORPORATION & SUBSIDIARY
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS -- (CONTINUED)


NOTE L -- OTHER OPERATING EXPENSES

     Other operating expenses for fiscal 1999 includes non-recurring gains of $5.8 million from cash settlements from graphite electrode suppliers offset by the $5.9 million equipment write-down recorded for certain non-productive assets at the Company's electric arc furnace dust processing facility.


NOTE M -- SEGMENT INFORMATION

     In fiscal 1999, the Company adopted Statement of Financial Accounting Standards No. 131, "Disclosures About Segments of an Enterprise and Related Information" (SFAS 131). SFAS 131 superseded FASB Statement No. 14, "Financial Reporting for Segments of a Business Enterprise". SFAS 131 establishes standards for the way that public business enterprises report information about operating segments in annual financial statements and requires that those enterprises report selected information about operating segments in interim financial reports. SFAS 131 also establishes standards for related disclosures about products and services, geographic areas and major customers. The adoption of SFAS 131 did not affect results of operations or financial position, but did affect the disclosure of segment information. Prior year information has been changed to conform to the provisions of SFAS 131.

     The Company is organized into two primary business segments: (a) Mill Operations and (b) Steel Fabrication. Steel products sold to the fabricating divisions are sold at market prices with intracompany transactions eliminated upon consolidation. Performance is evaluated and resources allocated based on specific segment requirements and measurable factors. Segment assets are those assets that are specifically identified with the operations in each operational segment. Corporate assets include primarily cash, a portion of goodwill, assets held for sale, some property, plant and equipment, deferred income taxes and deferred financing costs. Corporate expense includes corporate headquarters staff including executive management, human resources, finance and accounting, procurement and environmental, and management information systems. Included in these respective areas are payroll costs, travel & entertainment, professional fees and other costs that may not be directly attributable to either specific segment.

     Operational results and other financial data for the two manufacturing segments for the years ended March 31, 1999, 1998 and 1997 are presented below (in thousands):

Year Ending March 31, 1999               Mill Operations  Steel Fabrication  Total Segments

Revenue from external customers                 $447,963           $223,513        $671,476
Intracompany revenues                            158,663                 --         158,663
Depreciation and amortization expense             22,621              2,719          25,340
Segment profit                                    53,762             13,411          67,173
Segment assets                                   437,018             83,648         520,666
Additions to long-lived assets                    21,527              3,550          25,077


Year Ending March 31, 1998               Mill Operations  Steel Fabrication  Total Segments

Revenue from external customers                 $449,330           $215,236        $664,566
Intracompany revenues                            150,730                 --         150,730
Depreciation and amortization expense             20,251              2,516          22,767
Segment profit                                    62,737              9,292          72,029
Segment assets                                   451,656             85,254         536,910
Additions to long-lived assets                    16,088              3,271          19,359


Year Ending March 31, 1997               Mill Operations  Steel Fabrication  Total Segments

Revenue from external customers                 $408,870           $208,419        $617,289
Intracompany revenues                            137,663                 --         137,663
Depreciation and amortization expense             17,515              2,375          19,890
Segment profit                                    28,303             14,424          42,727
Segment assets                                   432,497             75,590         508,087
Additions to long-lived assets                    32,587              1,272          33,859

AMERISTEEL CORPORATION & SUBSIDIARY
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS -- (CONTINUED)

Reconciliation of reportable segments to consolidated total



                                                Fiscal 1999   Fiscal 1998   Fiscal 1997
Revenues
Total segments revenues                           $ 830,139     $ 815,296     $ 754,952
Other revenues                                            -             -             -
Elimination of intersegment revenues               (158,663)     (150,730)     (137,663)
                                                ---------------------------------------
 Consolidated revenues                            $ 671,476     $ 664,566     $ 617,289
                                                ---------------------------------------


Depreciation and amortization
Total segments depreciation and amortization      $  25,340     $  22,767     $  19,890
Corporate depreciation and amortization               2,616         2,513         2,803
                                                ---------------------------------------
 Consolidated depreciation and amortization       $  27,956     $  25,280     $  22,693
                                                ---------------------------------------


Profit
Total segments profit                             $  67,173     $  72,029     $  42,727
Other profit or loss                                    (37)            -             -
Elimination of intersegment profits                  (2,164)          202          (862)
Unallocated amounts:
 Other corporate income (expense)                    (1,720)          477        (5,618)
 Unallocated interest expense                       (16,229)      (20,426)      (20,407)
 Unallocated taxes                                  (19,950)      (22,000)       (7,788)
 Extraordinary items                                 (2,073)            -             -
                                                ---------------------------------------
 Consolidated profit                              $  25,000     $  30,282     $   8,052
                                                ---------------------------------------


Assets
Total segments assets                             $ 520,666     $ 536,910     $ 508,087
Elimination of intersegment receivables            (214,418)     (191,692)     (170,446)
Other unallocated assets                            239,535       216,912       198,044
                                                ---------------------------------------
 Consolidated assets                              $ 545,783     $ 562,130     $ 535,685
                                                ---------------------------------------


Expenditures for long-lived assets
Total segments expenditures                       $  25,077     $  19,359     $  33,859
Corporate expenditures                                  506         1,748           523
                                                ---------------------------------------
 Consolidated expenditures for
  long-lived assets                               $  25,583     $  21,107     $  34,382
                                                ---------------------------------------

NOTE N -- SUBSEQUENT EVENTS


          On April 29, 1999 the Company acquired the operating assets of rebar fabricator Brocker Rebar Co. and Milton Rebar Coating expanding its fabricating operations into the northeast market. Brocker has plants in York, Pennsylvania, Milton, Pennsylvania, Baltimore, Maryland, Wilmington, Delaware and Sayreville, New Jersey with annual rebar fabricating capacity of approximately 115,000 tons.

               REPORT OF INDEPENDENT CERTIFIED PUBLIC ACCOUNTANTS



To AmeriSteel Corporation:



We have audited the accompanying consolidated statements of financial position of AmeriSteel Corporation (a Florida corporation) and subsidiary as of March 31, 1999 and 1998, and the related consolidated statements of income, shareholders' equity and cash flows for each of the three years in the period ended March 31, 1999. These financial statements are the responsibility of the Company's management. Our responsibility is to express an opinion on these financial statements based on our audits.


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

In our opinion, the financial statements referred to above present fairly, in all material respects, the financial position of AmeriSteel Corporation and subsidiary as of March 31, 1999 and 1998, and the results of their operations and their cash flows for each of the three years in the period ended March 31, 1999, in conformity with generally accepted accounting principles.


Arthur Andersen LLP
Tampa, Florida,
April 26, 1999 (except with
 respect to the matters discussed
 in Note N, as to which the
 date is April 29, 1999)


    ITEM 9.  CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND

                             FINANCIAL DISCLOSURES



None.

                                    PART III



          ITEM 10. DIRECTORS AND EXECUTIVE OFFICERS OF THE REGISTRANT



  The information required with respect to Directors and Executive Officers is included in the Information Statement which will be submitted to shareholders prior to July 29, 1999, and is incorporated herein by reference.



                        ITEM 11. EXECUTIVE COMPENSATION



  The information required with respect to Executive Compensation is included in the Information Statement which will be submitted to shareholders prior to July 29, 1999, and is incorporated herein by reference.



    ITEM 12. SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT



  The information required with respect to Security Ownership of Certain Beneficial Owners and Management is included in the Information Statement which will be submitted to shareholders prior to July 29, 1999, and is incorporated herein by reference.



            ITEM 13. CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS



  The information required with respect to Certain Relationships and Related Transactions is included in the Information Statement which will be submitted to shareholders prior to July 29, 1999, and is incorporated herein by reference.

                                    PART IV



   ITEM 14. EXHIBITS, FINANCIAL STATEMENT SCHEDULES, AND REPORTS ON FORM 8-K


(a)(1) The following financial statements of AmeriSteel Corporation as of the dates and for the periods indicated are filed as part of this report:

       Consolidated Statements of Financial Position   March 31, 1999 and
                                                         March 31, 1998

       Consolidated Statements of Operations  Years Ended March 31, 1999, March
                                                  31, 1998 and March 31, 1997

       Consolidated Statements of Shareholder's Equity  Years Ended March 31,
                                                         1999, March 31, 1998
                                                          and March 31, 1997

       Consolidated Statements of Cash Flows      Years Ended March 31, 1999,
                                              March 31, 1998 and March 31, 1997


          Consolidated Report of Independent Certified Public Accountants - April 26, 1999 (except with respect to the matters discussed in Note N, as to which the date is April 29, 1999)



(2) The following financial statement schedules of AmeriSteel Corporation are filed as part of this report: None



          All schedules for which provision is made in the applicable accounting regulation of the Securities and Exchange Commission are not required under the related instructions or are inapplicable and, therefore, have been omitted.


(b)       Reports on Form 8-K.  None filed for the quarter ended March 31, 1999.
(c) The exhibits to this report are indexed below and are filed or incorporated by reference as part of this report:

EXHIBIT
NUMBER    DESCRIPTION OF DOCUMENT
-------   -----------------------

3.1 -- Articles of Incorporation, as amended to date (incorporated by reference to Exhibit 3.1 to the Company's Registration Statement on Form S-1, as amended, Registration Statement No. 333-37679))

3.2 -- Amended and Restated Bylaws (incorporated by reference to Exhibit 3.2 to the Company's Registration Statement on Form S-1, as amended, (Registration Statement No. 333-37679))

4.1 -- Indenture, dated as of April 3, 1998, by and among the Company, State Street Bank and Trust Company relating to $130,000,000 of the Company's 8 3/4% Senior Notes Due 2008 (incorporated by reference to Exhibit 4.1 to the Company's Registration Statement on Form S-4, as amended, (Registration StatementNo. 333-55857))

10.1 -- AmeriSteel Equity Ownership Plan (incorporated by reference to Exhibit 10 to the Company's Annual Report on Form 10-K for the fiscal year ended March 31, 1996)

10.2 -- AmeriSteel Strategic Value Added Executive Short-Term Incentive Plan (incorporated by reference to Exhibit 10 to the Company's Annual Report on Form 10-K for the fiscal year ended March 31, 1996)


10.3 -- $150,000,000 Amended and Restated Credit Agreement dated July 14, 1998 by and among the Company, NationsBank, National Association, The Bank of Tokyo-Mitsubishi, Ltd., First Union National Bank and certain other lenders (incorporated by reference to Exhibit 10.4 to the Company's Registration Statement on Form S-4, as amended (Registration Statement No. 333- 55857)).

23   --  Consent of Arthur Andersen LLP
27   --  Financial Data Schedule (for SEC use only)

   Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.



                          AmeriSteel Corporation

                          By:  /s/ Phillip E. Casey                June 25, 1999
                          ------------------------------------------------------
                          Phillip E. Casey, Chairman of the Board       Date
                                            Chief Executive Officer


   Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the Registrant and in the capacities and on the dates indicated.


               Name                                       Title
--------------------------------------    --------------------------------------

/s/  Phillip E. Casey     June 25, 1999   Chief Executive Officer
---------------------------------------   Chairman of the Board; Director
Phillip E. Casey                   Date


/s/  Koichi Takashima     June 25, 1999   Director
---------------------------------------
Koichi Takashima                   Date


/s/  Akihiko Takashima    June 25, 1999   Director
---------------------------------------
Akihiko Takashima                  Date



/s/  Hideichiro Takashima June 25, 1999   Director
---------------------------------------
Hideichiro Takashima               Date



/s/  Ryutaro Yoshioka     June 25, 1999   Director
---------------------------------------
Ryutaro Yoshioka  Date



/s/  Shuzo Hikita         June 25, 1999   Director
---------------------------------------
Shuzo Hikita Date



/s/  J. Donald Haney      June 25, 1999   Vice President; Director
---------------------------------------
J. Donald Haney Date



/s/  Tom J. Landa         June 25, 1999   Vice President; Chief Financial
---------------------------------------     Officer and Secretary (Principal
Tom J. Landa  Date                          Financial Officer and Principal
                                            Accounting Officer); Director