Form 10-Q
period 1999-06-30
AMERISTEEL CORP
filed 1999-08-13
CIK 37661

                      SECURITIES AND EXCHANGE COMMISSION
                               Washington, D.C.
                                     20549

                                   FORM 10-Q


             |X| QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15 (d)
                    OF THE SECURITIES EXCHANGE ACT OF 1934

                      For the Quarter Ended June 30, 1999

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

                                  Yes  X   No___
                                      ---

As of July 31, 1999 the registrant had 10,544,059 shares $.01 par value common stock outstanding.

                        PART I -- FINANCIAL INFORMATION
                        -------------------------------

ITEM I.  FINANCIAL STATEMENTS

AMERISTEEL CORPORATION CONSOLIDATED
STATEMENTS OF FINANCIAL POSITION
($ in thousands)

                                                        June 30.      March 31,
                                                          1999          1999
                                                      (Unaudited)
                                                      -----------     ---------
ASSETS
CURRENT ASSETS
   Cash and cash equivalents                             $  4,161     $   3,219
   Accounts receivable, less allowance of $1,050
     and $1,000 at June 30 and March 31, 1999
     respectively, for estimated losses                    87,859        71,516
   Inventories                                            116,910       121,818
   Deferred tax assets                                      5,100         5,100
   Other current assets                                     2,475         2,074
                                                        ---------      --------
TOTAL CURRENT ASSETS                                      216,505       203,727

ASSETS HELD FOR SALE                                       13,618        13,618

PROPERTY, PLANT AND EQUIPMENT
   Land and improvements                                   16,509        16,173
   Building and improvements                               40,179        39,007
   Machinery and equipment                                271,001       269,864
   Construction in progress                                27,822        18,523
   IRB restricted cash                                      1,476         1,476
                                                        ---------      --------
                                                          356,987       345,043
   Less allowances for depreciation                      (103,011)      (97,731)
                                                        ---------      --------
   NET PROPERTY, PLANT AND EQUIPMENT                      253,976       247,312

GOODWILL                                                   84,148        77,513

DEFERRED FINANCING COSTS                                    3,386         3,495

OTHER ASSETS                                                   81           118

                                                        ---------      --------
TOTAL ASSETS                                            $ 571,714      $545,783
                                                        =========      ========

See notes to consolidated financial statements

AMERISTEEL CORPORATION CONSOLIDATED
STATEMENTS OF FINANCIAL POSITION -- continued
($ in thousands)


                                                                               June 30.       March 31,
                                                                                 1999            1999
                                                                              (Unaudited)
                                                                              -----------    -----------
  LIABILITIES AND SHAREHOLDERS' EQUITY
  CURRENT LIABILITIES
     Trade accounts payable                                                   $    47,881    $    41,486
     Salaries, wages and employee benefits                                         15,881         19,036
     Environmental remediation                                                      4,278          5,226
     Other current liabilities                                                     11,866          4,268
     Interest payable                                                               3,054          5,558
     Current maturities of long-term borrowings                                     3,524          3,333
                                                                              -----------    -----------

  TOTAL CURRENT LIABILITIES                                                        86,484         78,907

  LONG-TERM BORROWINGS, LESS CURRENT PORTION                                      198,958        191,418

  OTHER LIABILITIES                                                                22,166         21,815

  DEFERRED TAX LIABILITIES                                                         48,500         48,500

  SHAREHOLDERS' EQUITY
     Common stock, $.01 par value; 100,000,000 shares authorized at June 30, and March 31, 1999.  No shares issued and
       outstanding at June30, and March 31, 1999.                                       -              -
     Class B Common Stock, $.01 par value, 22,000,000 shares authorized at June 30 and March 31, 1999.  10,544,297 and 10,553,263 shares
       issued and outstanding at June 30, and March 31, 1999, respectively.           105            106
     Capital in excess of par                                                     166,749        166,950
     Retained earnings                                                             48,999         38,552
     Deferred compensation                                                           (247)          (465)
                                                                              -----------    -----------
                  TOTAL SHAREHOLDERS' EQUITY                                      215,606        205,143

                                                                              -----------    -----------
  TOTAL LIABILITIES AND SHAREHODLERS' EQUITY                                  $   571,714    $   545,783
                                                                              ===========    ===========

     See notes to consolidated financial statements

AMERISTEEL CORPORATION
CONSOLIDATED STATEMENTS OF INCOME
($ in thousands except per share data)

                                                                            Three Months Ended
                                                                          June 30.       June 30.
                                                                            1999           1998
                                                                        (Unaudited)     (Unaudited)
                                                                        -----------     -----------
NET SALES                                                                $ 187,240       $ 189,403
                                                                         ---------       ---------

Operating Expenses:
      Cost of sales, excluding depreciation                                148,004         153,991
      Selling and administrative                                            10,552           8,812
      Depreciation                                                           5,637           5,588
      Amortization of goodwill                                               1,084           1,033
      Other operating income (net)                                             (11)              -
                                                                         ---------       ---------
                                                                           165,266         169,424
                                                                         ---------       ---------

INCOME FROM OPERATIONS                                                      21,974          19,979
                                                                         ---------       ---------
Other Expenses:
      Interest                                                               3,729           5,003
      Amortization of deferred financing costs                                 111             131
                                                                         ---------       ---------
                                                                             3,840           5,134
                                                                         ---------       ---------
INCOME BEFORE INCOME TAXES
  AND EXTRAORDINARY ITEM                                                    18,134          14,845

Income taxes                                                                 7,687           6,193
                                                                         ---------       ---------
INCOME BEFORE EXTRAORDINARY ITEM                                            10,447           8,652

EXTRAORDINARY ITEM NET OF TAXES                                                  -          (2,073)
                                                                         ---------       ---------
NET INCOME                                                               $  10,447       $   6,579
                                                                         =========       =========

EARNINGS PER COMMON SHARE - BASIC
      Income before extraordinary item                                   $     .99       $     .82
      Extraordinary item                                                         -            (.20)
                                                                         ---------       ---------
      Net income                                                         $     .99       $     .62
                                                                         =========       =========

EARNINGS PER COMMON SHARE - DILUTED
      Income before extraordinary item                                   $     .98       $     .81
      Extraordinary item                                                         -            (.19)
                                                                         ---------       ---------
      Net income                                                         $     .98       $     .62
                                                                         =========       =========

Weighted average number of common shares outstanding                        10,550          10,566
                                                                         =========       =========
Weighted average number of common and common
      equivalent shares outstanding                                         10,635          10,681
                                                                         =========       =========

See notes to consolidated financial statements

AMERISTEEL CORPORATION
CONSOLIDATED STATEMENTS OF CASH FLOWS
($ in thousands)

                                                                                      Three Months Ended
                                                                                   June 30.       June 30.
                                                                                     1999           1998
                                                                                 (Unaudited)     (Unaudited)
                                                                                 -----------     -----------
OPERATING ACTIVITIES
Net income                                                                        $ 10,447         $ 6,579
Adjustments to reconcile net income to net cash
  used in operating activities:
       Depreciation and amortization                                                 6,832           6,752
       Extraordinary item                                                                -           3,398
       Other                                                                           217             284

Changes in operating assets and liabilities:
       Accounts receivable, net                                                    (16,343)         (3,506)
       Inventories                                                                  12,199           5,364
       Other assets                                                                   (310)            198
       Current and other liabilities                                                 7,737          (2,502)
                                                                                 ---------       ---------

NET CASH PROVIDED BY OPERATING ACTIVITIES                                           20,779          16,567
                                                                                 ---------       ---------

INVESTING ACTIVITIES
       Additions to property, plant and equipment                                   (9,713)         (3,851)
       Asset acquisition                                                           (17,663)              -
       Proceeds from sales of property, plant and equipment                             22              37
       Proceeds from sale of assets held for sale                                        -              40
       Use of restricted IRB funds                                                     (12)            (30)
                                                                                 ---------       ---------
NET CASH USED IN INVESTING ACTIVITIES                                              (27,366)         (3,804)
                                                                                 ---------       ---------
FINANCING ACTIVITIES
       Proceeds from issuance of Senior Notes                                            -         130,000
       Proceeds from Tennessee Valley Authority loan                                 1,500               -
       Proceeds from (payments to) short-term and
           long-term borrowings, net                                                 6,231         (41,459)
       Redemption of First Mortgage Notes                                                -        (100,000)
       Call premium on redemption of First Mortgage Notes                                -          (1,916)
       Additions to deferred financing costs                                             -              (3)
       Proceeds from sale of common stock                                               72              27
       Redemption of common stock                                                     (274)           (172)
                                                                                 ---------       ---------
NET CASH PROVIDED BY (USED IN) FINANCING ACTIVITIES                                  7,529         (13,523)
                                                                                 ---------       ---------
INCREASE (DECREASE) IN CASH AND CASH EQUIVALENTS                                       942            (760)

Cash and cash equivalents at beginning of period                                     3,219           1,258
                                                                                 ---------       ---------

CASH AND CASH EQUIVALENTS AT END OF PERIOD                                         $ 4,161         $   498
                                                                                 =========       =========

AMERISTEEL CORPORATION
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

NOTE  A - BASIS OF PRESENTATION

The consolidated financial statements include the accounts of AmeriSteel Corporation, a Florida corporation and its wholly owned subsidiary (AmeriSteel Finance Corporation, a Delaware corporation) (together, the "Company") after elimination of all significant intercompany balances and transactions. As of April 1, 1996, the Company changed its name from Florida Steel Corporation (which it had used since 1956) to AmeriSteel Corporation. The predecessor of the Company was formed in 1937. The Company is a majority-owned subsidiary of FLS Holdings, Inc. (the "Parent").

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

It is suggested that these condensed financial statements be read in conjunction with the financial statements and the notes thereto included in the Company's latest annual report on Form 10-K. The results of the three months ended June 30, 1999 are not necessarily indicative of the results to be expected for the fiscal year ending March 31, 2000.

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

                                                          Three Months Ended
                                                                June 30,
                                                         1999           1998
                                                      (unaudited)    (unaudited)
                                                      -----------    -----------

Income before extraordinary item                        $ 10,447       $  8,652
Extraordinary item                                            -          (2,073)
                                                        --------       --------
Net income                                              $ 10,447       $  6,579


Weighted average number of common shares
  outstanding (in thousands)                              10,550         10,566
Dilutive effect of stock option plan (in thousands)           85            115
                                                        --------       --------
Weighted average number of common and common
  equivalent shares outstanding (in thousands)            10,635         10,681

Basic EPS:
    Income before extraordinary item                    $    .99       $    .82
    Extraordinary item                                        -            (.20)
                                                        --------       --------
    Net income                                          $    .99       $    .62
                                                        ========       ========

Diluted EPS:
    Income before extraordinary item                    $    .98       $    .81
    Extraordinary item                                        -            (.19)
                                                        --------       --------
    Net income                                          $    .98       $    .62
                                                        ========       ========

Reclassifications:  Certain amounts in the prior period financial statements
-----------------
have been reclassified to conform to the current fiscal financial statement presentation.

NOTE C - INVENTORIES

Inventories consist of the following:
     ($ in thousands)

                                                           June 30,                 March 31,
                                                             1999                     1999
                                                          (Unaudited)
                                                         ------------            --------------
     Finished goods                                      $    64,136             $      72,688
     Work in-process                                          20,530                    16,565
     Raw materials and operating supplies                     32,244                    32,565
                                                         ------------            --------------
                                                         $   116,910               $   121,818
                                                         ------------            --------------

AMERISTEEL CORPORATION
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

NOTE D - BORROWINGS

Long-term borrowings consist of the following:
     ($ in thousands)

                                                             June 30,              March 31,
                                                               1999                  1999
                                                          --------------        --------------
     Revolving Credit Agreement                           $    19,921           $     13,690
     Industrial Revenue Bonds                                  34,395                 34,395
     Senior Notes                                             130,000                130,000
     Subordinated Intercompany Note                            16,666                 16,666
     TVA Loan                                                   1,500
                                                          -----------           ------------
      Total Borrowings                                        202,482                194,751
         Less Current Maturities                                3,524                  3,333
                                                          -----------           ------------
            Total long-term borrowings                    $   198,958           $    191,418
                                                          -----------           ------------

The TVA Loan represents a $1.5 million note payable to the Tennessee Valley Authority that amortizes over seven years and is secured by certain equipment at the Knoxville mill.

NOTE E - ENVIRONMENTAL MATTERS

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

In general, the Company's estimate of the remediation costs is based on its review of each site and the nature of the anticipated remediation activities to be undertaken. The Company's process for estimating such remediation costs includes determining for each site the expected remediation methods, and the estimated cost for each step of the remediation. In all such determinations, the Company employs outside consultants, and providers of such remedial services where necessary, to assist in making such determinations. Although the ultimate costs associated with the remediation are not presently known, the Company has estimated the total remaining costs to be approximately $8.0 million with these costs recorded as a liability as of June 30, 1999. Of this amount, the Company expects to pay approximately $4.3 million within one year. The timing of the remaining future payments is uncertain due to the various remediation processes involved.

The Tampa mill site contains slag and soil that is contaminated with EC dust and polychlorinated biphenyl ("PCBs") generated by past operations. The volume and mass estimates of the contamination is based on analytical data from soil borings, soil samples and groundwater-monitoring wells. The remediation approach selected by the Company, excavation and on-site treatment and disposal, was approved, and a permit issued, by the U.S. Environmental Protection Agency during

AMERISTEEL CORPORATION
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

NOTE E - ENVIRONMENTAL MATTERS - continued

fiscal 1996 and by the Florida Department of Environmental Protection during fiscal 1998 and the Company received a signed Consent Order in fiscal 1998. Consequently, the remediation work has begun. The remediation cost estimates are based on the Company's previous experience with comparable projects as well as estimates provided by outside environmental consultants. The Company is responsible for the total remediation costs and currently estimates the remaining costs to be approximately $4.9 million for this site. The Company expects cleanup at this site to be substantially completed during fiscal 2001.

At the Jackson, Tennessee mill and two third party locations in Utah, EC dust and other materials contaminated with Cesium 137, a man-made, radioactive material (incident-related material), were formerly stored in containers on these sites. The treatment, transport and disposal of these materials was based on the final Nuclear Regulatory Commission "Technical Position," dated March 20, 1997. The remediation cost estimate was based on a signed contract for treatment, transportation and disposal. Final disposition of the contaminated materials was substantially completed during fiscal 1999. The Company estimates the remaining costs to be approximately $.2 million for these sites.

The Sogreen site, a third party site, contains EC dust from the Company that was stored at this recycling location. The Company has been named as a potentially responsible party (PRP) for this site, and thus its estimated share of the remediation costs is approximately 43% (based on analytical data from soil borings and samples) of the total estimated remediation cost of approximately $4.3 million. The estimate includes the cost of soil remediation and groundwater remediation based on an approach approved by the Georgia Environmental Protection Division. If the other PRPs were not to fulfill their obligations, the Company's management believes that the impact of additional future costs attributable to the Sogreen site on the Company's results of operations, financial condition and liquidity, would not be significant. The cleanup at this site was substantially completed during fiscal 1999. The Company currently estimates its remaining obligation to be approximately $.1 million.

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

AMERISTEEL CORPORATION
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

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

AMERISTEEL CORPORATION
ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATION - Continued

     Results of Operations (unaudited)                    Three Months Ended June 30,
     ---------------------------------
     (in thousands, except per share data)                   1999             1998
                                                      ------------------ ------------------
          Net sales                                       $     187,240       $    189,403
          Cost of sales                                         148,004            153,991
          Cost of sales as percent of net sales                    79.0%              81.3%
          Selling and administrative                             10,552              8,812
          Depreciation                                            5,637              5,588
          Amortization of goodwill                                1,084              1,033
          Other expense (income), net                               (11)                 -
                                                          -------------       ------------
           Income from operations                                21,974             19,979
          Interest expense                                        3,729              5,033
          Deferred finance costs                                    111                131
                                                          -------------       ------------
             Income before income taxes
                and extraordinary item                           18,134             14,845
          Income tax                                              7,687              6,193
                                                          -------------       ------------
             Income before extraordinary item                    10,447              8,652
          Extraordinary item net of taxes                             -             (2,073)
                                                          -------------       ------------
          Net income                                      $      10,447       $      6,579
                                                          -------------       ------------

          Shipped Tons
          ------------
          Mill finished goods
             Stock rebar                                            181                168
             Merchant bar                                           177                174
             Rods                                                    24                 18
                                                          -------------       ------------
              Subtotal mill finished goods                          382                360
          Fabricated rebar                                          116                 95
          Billets                                                    30                 26
                                                          -------------       ------------
              Total shipped tons                                    528                481
                                                          =============       ============
          Average Selling Prices ($ Per Ton)
          ---------------------------------
          Mill finished goods
             Stock rebar                                  $         274       $        323
             Merchant bar                                           326                384
             Rods                                                   279                332
                                                          -------------       ------------
              Average mill finished goods                           297                352
          Fabricated rebar                                          455                456
          Billets                                                   203                235

          Average  mill  finished  goods prices
          (per ton)                                       $         297       $        352
          Average yielded scrap cost (per ton)                       98                134
                                                          -------------       ------------
          Average metal spread (per ton)                  $         199       $        218
                                                          =============       ============
          Average mill conversion costs (per ton)         $         123       $        129
                                                          =============       ============

Net Sales: Lower prices for finished steel products reflect the impact of market
---------
competition from cheaply priced imports, however demand for the Company's products remained strong. Lower selling prices resulted in an 11% reduction in revenues partially offset by a 10% increase in sales tonnage.

Cost of Sales: Higher and more efficient production levels combined with lower
-------------
scrap costs resulted in cost of sales declining from 81% of net sales in the quarter ended June 30, 1998 to 79% of sales in the quarter ended June 30, 1999.

Selling and Administrative: Selling and administrative expenses for the quarter
--------------------------
ended June 30, 1999 increased 19.7% over the same period last year due primarily to: additional costs associated with the new fabricating operations in the northeast (7%); increased professional fees (6%); increased bad debt provision (3%); and increased payroll costs associated with incentives (3%).

Interest Expense: Interest expense declined from $5.0 million for the quarter
----------------
ending June 30, 1998 to $3.7 million for the quarter ending June 30, 1999 due to lower debt levels and the debt refinancing in fiscal 1998 which lowered the effective borrowing rate.

Liquidity and Capital Resources
-------------------------------
The Company recently entered into a $1.5 million low interest rate loan with the Tennessee Valley Authority, the "TVA Loan". The loan is secured by certain new equipment at the Knoxville mill and amortizes over seven years.

Net cash provided by operating activities for the quarter ended June 30, 1999 was $20.7 million compared to $16.6 million for the same period last year. The Company spent $17.7 million to purchase assets associated with its rebar fabricating division in the northeast. The Company believes that the amounts available from operating cash flows and funds available through its Revolving Credit Agreement are sufficient to meet its expected cash needs and planned capital expenditures for the foreseeable future. The Company continues to comply with all of the covenants of its loan agreements.

YEAR 2000
---------
The Company is actively working to resolve issues relating to the Year 2000 issue and the effects it may have on its business systems. With complete support of the Company's Board of Directors and executives, the Company has developed a detailed plan to address the issue and is currently in the final phase of the implementation of this plan. Through June 30, 1999 the Company has spent approximately $2.7 million towards the purchase of network compatible computer hardware and software and anticipates spending an additional $200 thousand to complete the process. The conversion of the Company's financial systems has been completed with core operational software conversion anticipated to be completed during the second quarter of fiscal 2000.

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

                              AMERISTEEL CORPORATION


Date: August 13, 1999          /s/  Phillip E. Casey
                              -----------------------------------------------
                              Phillip E. Casey, Chairman of the Board and
                              Chief Executive Officer


Date: August 13, 1999          /s/  Tom J. Landa
                              -----------------------------------------------
                              Tom J. Landa, Vice President, Chief Financial Officer and Secretary (Principal Financial Officer and Principal Accounting Officer); Director