Form 10-Q
period 1999-09-30
AMERISTEEL CORP
filed 1999-11-08
CIK 37661

                      SECURITIES AND EXCHANGE COMMISSION
                               Washington, D.C.
                                     20549

                                   FORM 10-Q


               QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15 (d)
                    OF THE SECURITIES EXCHANGE ACT OF 1934

                   For the Quarter Ended September 30, 1999

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

                        Yes    X       No____________
                            -------
 As of September 30, 1999 the registrant had 10,586,375 shares $.01 par value,
                       Class A common stock outstanding.

                         PART I--FINANCIAL INFORMATION
                         -----------------------------

ITEM I.  FINANCIAL STATEMENTS

AMERISTEEL CORPORATION
CONSOLIDATED STATEMENTS OF FINANCIAL POSITION
($ in thousands)


                                             September 30,      March 31,
                                                 1999             1999
                                              (Unaudited)
                                           ----------------  -----------------
ASSETS
CURRENT ASSETS

     Cash and cash equivalents              $   6,960           $  3,219
     Accounts receivable, less
      allowances of $1,399
      and $1,000 at September 30
      and March 31, 1999,
      respectively, for                        96,162             71,516
      estimated losses
     Inventories                              115,553            121,818
     Deferred tax assets                        5,100              5,100
     Other current assets                       2,746              2,074
                                            ---------           --------
TOTAL CURRENT ASSETS                          226,521            203,727

ASSETS HELD FOR SALE                            6,017             13,618

PROPERTY, PLANT AND EQUIPMENT
      Land and improvements                    17,338             16,173
      Building and improvements                40,548             39,007
      Machinery and equipment                 271,732            269,864
      Construction in progress                 35,221             18,523
      IRB restricted cash                       1,187              1,476
                                            ---------           --------
                                              366,026            345,043
     Less allowances for depreciation        (105,371)           (97,731)
                                            ---------           --------
NET PROPERTY, PLANT AND EQUIPMENT             260,655            247,312

GOODWILL                                       83,038             77,513

DEFERRED FINANCING COSTS                        3,825              3,495

OTHER ASSETS                                        9                118

                                            ---------           --------
TOTAL ASSETS                                $ 580,065           $545,783
                                            =========           ========

See notes to consolidated financial statements

AMERISTEEL CORPORATION
CONSOLIDATED STATEMENTS OF FINANCIAL POSITION -- continued
($ in thousands)

                                                                                  September 30,         March 31,
                                                                                       1999                1999
                                                                                   (Unaudited)
                                                                                  -------------         ---------
     LIABILITIES AND SHAREHOLDERS' EQUITY
     CURRENT LIABILITIES
           Trade accounts payable                                                     $  52,451         $  41,486
           Salaries, wages and employee benefits                                         25,672            19,036
           Environmental remediation                                                      2,762             5,226
           Other current liabilities                                                      3,963             4,268
           Interest payable                                                               5,625             5,558
           Current maturities of long-term borrowings                                     3,526             3,333
                                                                                      ---------         ---------

     TOTAL CURRENT LIABILITIES                                                           93,999            78,907

     LONG-TERM BORROWINGS, LESS CURRENT PORTION                                         191,227           191,418

     OTHER LIABILITIES                                                                   21,929            21,815

     DEFERRED TAX LIABILITIES                                                            48,500            48,500


     SHAREHOLDERS' EQUITY
        Class A Common Stock, $.01 par value, 100,000,000 shares authorized at
          September 30 and March 31, 1999.  10,586,375 and 0 shares issued and
          outstanding at September 30 and March 31, 1999, respectively.                     106                 -
        Class B Common Stock, $.01 par value, 22,000,000 shares authorized at
          September 30 and March 31, 1999.  0 and 10,553,263 shares issued and
          outstanding at September 30 and March 31, 1999, respectively.                       -               106
        Capital in excess of par                                                        167,389           166,950
        Retained earnings                                                                57,132            38,552
        Deferred compensation                                                              (217)             (465)
                                                                                      ---------         ---------
                     TOTAL SHAREHOLDERS' EQUITY                                         224,410           205,143

                                                                                      ---------         ---------
     TOTAL LIABILITIES AND SHAREHOLDERS' EQUITY                                       $ 580,065         $ 545,783
                                                                                      =========         =========

           See notes to consolidated financial statements

AMERISTEEL CORPORATION
CONSOLIDATED STATEMENTS OF INCOME
($ in thousands except per share data)

                                                                   Six Months Ended            Three Months Ended
                                                                     September 30,                 September 30,
                                                                  1999          1998           1999           1998
                                                               (unaudited)   (unaudited)     (unaudited)    (unaudited)
                                                               -----------   -----------     -----------    -----------
NET SALES                                                      $  370,170    $  365,464      $  182,930     $  176,061

Operating Expenses:
      Cost of sales                                               292,885       300,767         144,881        146,776
      Selling and administrative                                   21,050        16,992          10,498          8,180
      Depreciation                                                 11,351        11,270           5,714          5,682
      Amortization of goodwill                                      2,194         2,065           1,110          1,032
      Other (income) expense, net                                   2,780             -           2,791              -
                                                               ----------    ----------      ----------     ----------
                                                                  330,260       331,094         164,994        161,670
                                                               ----------    ----------      ----------     ----------
INCOME FROM OPERATIONS                                             39,910        34,370          17,936         14,391

Other Expenses:
      Interest                                                      7,319         8,413           3,590          3,410
      Amortization of deferred financing costs                        222           216             111             85
                                                               ----------    ----------      ----------     ----------
                                                                    7,541         8,629           3,701          3,495

 INCOME BEFORE INCOME TAXES                                        32,369        25,741          14,235         10,896

Income taxes                                                       13,789        10,845           6,102          4,652
                                                               ----------    ----------      ----------     ----------

INCOME BEFORE EXTRAORDINARY ITEM                                   18,580        14,896           8,133          6,244

EXTRAORDINARY ITEM NET OF TAXES                                         -        (2,073)              -              -
                                                               ----------    ----------      ----------     ----------

NET INCOME                                                     $   18,580    $   12,823      $    8,133     $    6,244
                                                               ==========    ==========      ==========     ==========

EARNINGS PER COMMON SHARE - BASIC
      Income before extraordinary item                         $     1.76    $     1.41      $      .77     $      .59
      Extraordinary item                                                -          (.20)              -              -
                                                               ----------    ----------      ----------     ----------
      Net income                                               $     1.76    $     1.21      $      .77     $      .59
                                                               ==========    ==========      ==========     ==========

EARNINGS PER COMMON SHARE - DILUTED
      Income before extraordinary item                         $     1.73    $     1.40      $      .76     $      .58
      Extraordinary item                                                -          (.20)              -              -
                                                               ----------    ----------      ----------     ----------
      Net income                                               $     1.73    $     1.20      $      .76     $      .58
                                                               ==========    ==========      ==========     ==========

Weighted average number of common shares outstanding               10,547        10,563          10,545         10,561

Weighted average number of common and common
      equivalent shares outstanding                                10,717        10,677          10,714         10,675

See notes to consolidated financial statements

AMERISTEEL CORPORATION
CONSOLIDATED STATEMENTS OF CASH FLOWS
($ in thousands)

                                                                                      Six Months Ended
                                                                              September 30,     September 30,
                                                                                   1999              1998
                                                                               (Unaudited)       (Unaudited)
                                                                              -------------     -------------
OPERATING ACTIVITIES
Net income                                                                         $ 18,580          $ 12,823
Adjustments to reconcile net income to net cash
  provided by operating activities:
       Depreciation and amortization                                                 13,767            13,551
       Extraordinary item                                                                 -             3,398
       Other (including (gain) loss on dispositions and deferred
       compensation)                                                                    894               590
Changes in operating assets and liabilities:
       Accounts receivable, net                                                     (24,646)              776
       Inventories                                                                   13,556             5,127
       Other assets                                                                    (509)           (2,156)
       Current and other liabilities                                                 15,013            (4,587)
                                                                              -------------     -------------
NET CASH PROVIDED BY OPERATING ACTIVITIES                                            36,655            29,522

INVESTING ACTIVITIES
       Additions to property, plant and equipment                                   (22,918)           (8,565)
       Asset acquisition                                                            (17,664)                -
       Proceeds from sales of property, plant and equipment                             380               151
       Proceeds from sale of assets held for sale                                     7,119               213
       Use of restricted IRB funds                                                      280               705
                                                                              -------------     -------------
NET CASH USED IN INVESTING ACTIVITIES                                               (32,803)           (7,496)

FINANCING ACTIVITIES
       Proceeds from issuance of Senior Notes                                             -           130,000
       Proceeds from Tennessee Valley Authority loan                                  1,500                 -
       Payments to short-term and long-term borrowings, net                          (1,498)          (49,447)
       Redemption of First Mortgage Notes                                                 -          (100,000)
       Call premium on redemption of First Mortgage Notes                                 -            (1,916)
       Additions to deferred financing costs                                           (552)             (537)
       Proceeds from sale of common stock                                               729                30
       Redemption of common stock                                                      (290)             (209)
                                                                              -------------     -------------
       NET CASH USED IN FINANCING ACTIVITIES                                           (111)          (22,079)
                                                                              -------------     -------------
INCREASE (DECREASE) IN CASH AND CASH EQUIVALENTS                                      3,741               (53)
Cash and cash equivalents at beginning of period                                      3,219             1,258
                                                                              -------------     -------------

CASH AND CASH EQUIVALENTS AT END OF PERIOD                                         $  6,960          $  1,205
                                                                              =============     =============

AMERISTEEL CORPORATION
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

NOTE  A -- BASIS OF PRESENTATION

The consolidated financial statements include the accounts of AmeriSteel Corporation, a Florida corporation, and its wholly owned subsidiary (AmeriSteel Finance Corporation, a Delaware corporation) (together, the "Company") after elimination of all significant intercompany balances and transactions. As of April 1, 1996, the Company changed its name from Florida Steel Corporation (which it had used since 1956) to AmeriSteel Corporation. The predecessor of the Company was formed in 1937. The Company is a majority-owned subsidiary of FLS Holdings, Inc. ("FLS").

The accompanying unaudited consolidated financial statements have been prepared in accordance with the instructions for Form 10-Q and, therefore, do not include all the information or footnotes necessary for a complete presentation of financial condition, results of operations and cash flows in conformity with generally accepted accounting principles. However all adjustments which, in the opinion of management, are necessary for a fair presentation have been included. Such adjustments consisted of only normally recurring items.

It is suggested that these consolidated financial statements be read in conjunction with the financial statements and the notes thereto included in the Company's latest Annual Report on Form 10-K. The results of the three and six months ended September 30, 1999 are not necessarily indicative of the results to be expected for the fiscal year ending March 31, 2000.

NOTE  B - SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

Reclassifications: Certain amounts in the prior period financial statements have
-----------------
been reclassified to conform to the current fiscal financial statement presentation.

NOTE C -- INVENTORIES

Inventories consist of the following:
     ($ in thousands)

                                                           September 30           March 31,
                                                               1999                 1999
                                                            (Unaudited)
                                                           -------------        -------------
         Finished goods                                    $      68,392        $      72,688
         Work in-process                                          12,961               16,565
         Raw materials and operating supplies                     34,200               32,565
                                                           -------------        -------------
                                                           $     115,553        $     121,818
                                                           =============        =============

AMERISTEEL CORPORATION
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

NOTE D -- BORROWINGS

Long-term borrowings consist of the following:
     ($ in thousands)


                                                             September 30,             March 31,
                                                                 1999                    1999
                                                           -----------------        ---------------
         Revolving Credit Agreement                           $    13,905             $   13,690
         Industrial Revenue Bonds                                  34,395                 34,395
         Senior Notes                                             130,000                130,000
         Subordinated Intercompany Note                            15,000                 16,666
         TVA Loan                                                   1,453                      -
                                                              -----------             ----------
            Total Borrowings                                      194,753                194,751
         Less Current Maturities                                    3,526                  3,333
                                                              -----------             ----------
            Total long-term borrowings                        $   191,227             $  191,418
                                                              ===========             ==========

The TVA Loan represents a $1.5 million note payable to the Tennessee Valley Authority that amortizes over seven years and is secured by certain equipment at the Knoxville, Tennessee mill.

NOTE E -- ENVIRONMENTAL MATTERS

As the Company is involved in the manufacture of steel, it produces and uses certain substances that may pose environmental hazards. The principal hazardous waste generated by current and past operations is emission control dust (EC dust), a residual from the production of steel in electric arc furnaces. Environmental legislation and regulation at both the federal and state level over EC dust is subject to change, which may change the cost of compliance. EC dust generated in current production processes is collected, handled and disposed of in a manner which management believes meets all current federal and state environmental regulations. The costs of collection and disposal are being expensed and paid currently from operations. In addition, the Company has handled and disposed of EC dust in other manners in previous years, and is responsible for the remediation of certain sites where such EC dust was generated and/or disposed.

In general, the Company's estimate of the remediation costs is based on its review of each site and the nature of the remediation activities to be undertaken. The Company's process for estimating remediation costs includes determining for each site the expected remediation methods, and the estimated cost for each step of the remediation. In all such determinations, the Company employs outside consultants and service providers where necessary, to assist in making such determinations. Although the ultimate costs associated with the remediation are not presently known, the Company has estimated the total remaining costs to be approximately $5.9 million with these costs recorded as a liability as of September 30, 1999. Of this amount, the Company expects to pay approximately $2.8 million within one year. The timing of the remaining future payments is uncertain due to the various remediation processes involved. The Company's four most significant environmental sites are detailed below.

The Tampa mill site contains slag and soil that is contaminated with EC dust and polychlorinated biphenyl ("PCBs") generated by past operations. The volume and mass estimates of the contamination is based on analytical data from soil borings, soil samples and groundwater-monitoring wells. The remediation approach selected by the Company, excavation and on-site treatment and disposal, was approved, and a permit issued, by the U.S. Environmental Protection Agency during

AMERISTEEL CORPORATION
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

NOTE E -- ENVIRONMENTAL MATTERS - continued

fiscal 1996 and by the Florida Department of Environmental Protection during fiscal 1998 and the Company received a signed Consent Order in fiscal 1998. Consequently, the remediation work is in progress. The remediation cost estimates are based on the Company's previous experience with comparable projects as well as estimates provided by outside environmental consultants. The Company is responsible for the total remediation costs and currently estimates the remaining costs to be approximately $3.9 million for this site. The Company expects cleanup at this site to be substantially completed by fiscal 2001.

At the Jackson, Tennessee mill and two third party locations in Utah, EC dust and other materials contaminated with Cesium 137, a man-made, radioactive material (incident-related material), were formerly stored in containers on these sites. The treatment, transport and disposal of these materials was based on the final Nuclear Regulatory Commission "Technical Position," dated March 20, 1997. The remediation cost estimate was based on a signed contract for treatment, transportation and disposal. Final disposition of the contaminated materials was completed during fiscal 1999.

The Sogreen site, a third party site, contains EC dust from the Company that was stored at this recycling location. The Company has been named as a potentially responsible party (PRP) for this site, and thus its estimated share of the remediation costs is approximately 43% (based on analytical data from soil borings and samples) of the total estimated remediation cost of approximately $4.3 million. The estimate includes the cost of soil remediation and groundwater remediation based on an approach approved by the Georgia Environmental Protection Division. If the other PRPs were not to fulfill their obligations, the Company's management believes that the impact of additional future costs attributable to the Sogreen site on the Company's results of operations, financial condition and liquidity, would not be significant. The cleanup at this site was substantially completed during fiscal 1999. The Company currently estimates its remaining obligation to be approximately $100 thousand.

The Stoller site, a third party site, contained metals from other PRPs and EC dust from the Company that was stored at this recycling location. The Company was named as a PRP for this site. Outside contractors measured the remediation volumes and masses during the now complete cleanup. On-site treatment, disposal and construction of the vault cap were completed by the PRPs under a consent order with the State of South Carolina. The soil cleanup at this site was completed during fiscal 1999. A Settlement Agreement was lodged by the State of South Carolina with the Federal Court in 1997. That Agreement contains an allocation which attributes approximately 2% of the remaining estimated $10 million groundwater remediation cost to the Company. The non-participating PRPs intervened in the court proceedings to contest approval of the Agreement. In August 1999, the Federal Court ruled the Administrative Record was not sufficient to make a ruling on the Settlement Agreement. The Federal Court litigation is currently stayed while the State of South Carolina meets with all PRPs with a goal of obtaining a global settlement of all financial responsibilities of the site.

Based on past use of certain technologies and remediation methods by third parties, evaluation of those technologies and methods by the Company's consultants and quotations and third-party estimates of costs of remediation-related services provided to the Company, or which the Company and its consultants are aware, the Company and its consultants believe that the Company's cost estimates are reasonable. In light of the uncertainties inherent in determining the costs associated with the clean-up of such contamination, including the time periods over which such costs must be paid, the extent of contribution by parties which are jointly and severally liable, and the nature and timing of payments to be made under cost sharing arrangements, there can be no assurance the ultimate costs of remediation may not be greater or less than the estimated remediation costs.

AMERISTEEL CORPORATION
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

NOTE F -- CHANGE OF CONTROL

On September 27, 1999, Gerdau S.A. ("Gerdau"), a Brazilian minimill producer, through one or more subsidiaries, purchased 88% of the outstanding shares of FLS from Kyoei Steel Ltd. ("Kyoei") with Kyoei retaining the remaining 12% ownership interest in FLS. FLS owns approximately 85% of the outstanding common stock of the Company. As a result of Gerdau's purchase of a majority interest in FLS, Gerdau has the right to elect a majority of the Board of Directors of FLS, which in turn provides Gerdau with voting and investment control of the shares of common stock of the Company owned by FLS. Concurrently with the purchase, all Class B common stock of AmeriSteel Corporation automatically converted to Class A common stock so that there is now only one class of common stock outstanding.

NOTE G -- SUBSEQUENT EVENTS

On October 27, 1999 the Company, through its trustee, State Street Bank and Trust Company, mailed to the holders of its 8 3/4% Senior Notes Due 2008, a Change of Control notice establishing December 23, 1999 as the "Change of Control Put Date" whereby note holders have the option to put the notes to the Company at a price of 101% of the face value of the notes, plus accrued interest.

On October 20, 1999 the Company entered into a new $70 million short term commercial bank credit facility (the "364 Day Facility"), to fund (in conjunction with existing Revolver capacity) the possible purchase of all of the 8 3/4% Senior Notes Due 2008 should 100% of the outstanding notes be put to the Company.

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

AMERISTEEL CORPORATION
ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION
             AND RESULTS OF OPERATION - Continued

       (in thousands, except per share and per ton data)         Six Months Ended                    Three Months Ended
                                                                   September 30,                        September 30,
                                                               1999             1998              1999               1998
                                                            (unaudited)      (unaudited)        (unaudited)        (unaudited)
                                                           ------------     -------------      -------------     ---------------
Net sales                                                  $  370,170       $   365,464        $   182,930       $    176,061
          Cost of sales                                       292,885           300,767            144,881            146,776
          Cost of sales as percent of net sales                  79.1%             82.3%              79.2%              83.4%
          Selling and administrative                           21,050            16,992             10,498              8,180
          Depreciation                                         11,351            11,270              5,714              5,682
          Amortization of goodwill                              2,194             2,065              1,110              1,032
          Other (income) expense, net                           2,780                 -              2,791                  -
                                                           ----------       -----------        -----------       ------------
Income from operations                                         39,910            34,370             17,936             14,391
          Interest expense                                      7,319             8,413              3,590              3,410
          Deferred finance costs                                  222               216                111                 85
                                                           ----------       -----------        -----------       ------------
Income before income taxes and extraordinary item              32,369            25,741             14,235             10,896
Income tax                                                     13,789            10,845              6,102              4,652
                                                           ----------       -----------        -----------       ------------
Income before extraordinary item                               18,580            14,896              8,133              6,244
Extraordinary item net of taxes                                     -            (2,073)                 -                  -
                                                           ----------       -----------        -----------       ------------
Net income                                                 $   18,580       $    12,823        $     8,133       $      6,244
                                                           ==========       ===========        ===========       ============

Shipped Tons
------------
Mill finished goods
             Stock rebar                                          356               327                164                159
             Merchant bar                                         351               325                174                151
             Rods                                                  38                38                 13                 19
                                                           ----------       -----------        -----------       ------------
                        Subtotal mill finished goods              745               690                351                329
Fabricated rebar                                                  243               188                128                 94
Billets                                                            66                60                 36                 34
                                                           ----------       -----------        -----------       ------------
                                  Total shipped tons            1,054               938                515                457
                                                           ==========       ===========        ===========       ============
Average Selling Prices ($ Per Ton)
----------------------------------
Mill finished goods
             Stock rebar                                   $      282       $       320        $       292       $        317
             Merchant bar                                         328               383                331                382
             Rods                                                 287               321                301                311
                                                           ----------       -----------        -----------       ------------
                         Average mill finished goods              304               348                312                345
Fabricated rebar                                                  451               457                447                458
Billets                                                           204               232                205                230

Average mill finished goods prices (per ton)               $      304       $       348        $       312       $        345
Average yielded scrap cost (per ton)                              100               130                103                127
                                                           ----------       -----------        -----------       ------------
Average metal spread (per ton)                             $      204       $       218        $       209       $        218
                                                           ==========       ===========        ===========       ============
Average mill conversion costs (per ton)                    $      125       $       129        $       128       $        128
                                                           ==========       ===========        ===========       ============

Net Sales: For both the three and six month periods ended September 30, 1999
---------
compared to the same periods in the prior year, lower prices for finished steel products reflect the impact of market competition from cheaply priced imports despite strong demand for the Company's products. For both the three and six month periods ending September 30, 1999, lower mill finished goods selling prices reduced net sales, however to some extent, these were offset by increases in sales tons of mill finished goods. The April 1999 acquisition of rebar fabricating operations in the northeast also increased net sales for the three and six month periods ending September 30, 1999.

Cost of Sales: Cost of sales was reduced for the three and six month periods
-------------
ending September 30, 1999 compared to the same periods in the prior year due primarily to lower scrap costs per ton, combined with lower conversion costs.

Selling and Administrative: Selling and administrative expenses for the three
--------------------------
and six month periods ended September 30, 1999 increased 28% and 24%, respectively over the same periods last year. The increases relate to the acquired rebar fabricating operations in the northeast, a loss on sale of assets, increased professional fees, and other costs.

Other (Income) Expense, Net: Other operating costs of $2.8 million incurred in
---------------------------
the September 30, 1999 quarter include $8.3 million in charges (primarily from accelerated vesting of stock appreciation rights) associated with the Change of Control partially offset by $5.5 million of income received from settlements with electrode suppliers for price fixing violations.

Liquidity and Capital Resources
-------------------------------

Net cash provided by operating activities for the six months ended September 30, 1999 was $36.7 million compared to $29.5 million for the same period last year. The Company spent $17.7 million to purchase assets associated with its rebar fabricating division in the northeast and $22.9 million for additions to property, plant and equipment, primarily relating to the new melt shop at the Knoxville, Tennessee mill.

On October 20, 1999 the Company entered into a new $70 million short term commercial bank credit facility, (the "364 Day Facility"), to fund (in conjunction with existing Revolver capacity) the possible purchase of all of the 8 3/4% Senior Notes Due 2008 should 100% of the outstanding notes be put to the Company.

The Company believes that the amounts available from operating cash flows and funds available through its Revolving Credit Agreement are sufficient to meet its expected operating cash needs and planned capital expenditures for the foreseeable future. The Company continues to comply with all of the covenants of its loan agreements.

YEAR 2000
---------

Through September 30, 1999 the Company has spent approximately $3 million towards costs directly associated with readiness issues relating to the Year 2000 issue, including the purchase of network compatible computer hardware and software. The Company does not anticipate any significant additional spending on Year 2000 readiness issues.

The Company prioritized its Year 2000 compliance issues as follows: safety concerns, payroll requirements, production capabilities, collecting accounts receivable and finally administrative matters. From a safety and production standpoint, manufacturing equipment at all plants has been reviewed on an individual basis. This includes inspections and audits conducted by equipment vendors. Corrective actions were and are being taken as needed. These include manual resetting of stand-alone clocks, upgrading software, replacing components, etc. Accounting systems have been modified or replaced to be year 2000 compliant. From a customer perspective, we requested information on their individual statuses to assure product ordering and cash flow is not materially disrupted, and for those vendors with electronic links to the Company's systems, the integrity of the data links are not compromised. Vendors of all types were and are being queried as to their level of compliance. The Company continues to be alert to minor Year 2000 issues and is addressing those as they become aware.

The Company is confident that it has addressed all significant Year 2000 systems under its control and is confident that any negative consequences of the year 2000 issue will not materially adversely effect the Company's performance. The most likely worst case scenario is that short production slowdowns may occur, however in this event, during downtime, the Company can perform routine and scheduled maintenance operations. Year 2000 problems, if any, would be expected to occur during the winter months when production is at normally low seasonal levels. The Company does not have any formal contingency plan in place nor does it deem one necessary under the circumstances.

                         PART II -- OTHER INFORMATION
                         ----------------------------

ITEM 2.   CHANGES IN SECURITIES AND USE OF PROCEEDS

Section 4.4 of the Company's Articles of Incorporation provides, in general, that upon Kyoei and Phillip E. Casey no longer having voting control of the Company, each of the outstanding shares of Class B common stock of the Company will automatically convert into one share of Class A common stock. On September 27, 1999, Kyoei sold approximately 88% of the issued and outstanding common stock of FLS to Gerdau. As a result, Kyoei and Phillip E. Casey ceased to have voting control over the Company, the automatic conversion provision of Section
4.4 of the Articles of Incorporation was triggered and each outstanding share of Class B common stock of the Company was automatically converted into one share of Class A common stock.

Shares of Class B common stock have two votes per share and shares of Class A common stock have one vote per share. With the exception of voting rights, shares of Class A common stock and shares of Class B common stock generally carry the same rights, powers, preferences, privileges and limitations.

ITEM 4.   SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

On July 27, 1999, the Company mailed to its stockholders an Information Statement to inform the Company's stockholders of the following actions that were approved by the Board of Directors of the Company and which the majority of the stockholders of the Company had indicated their intention to approve by way of a written consent in lieu of a special meeting of stockholders: (i) the election of eight directors, and (ii) the approval of the AmeriSteel Employee Stock Purchase/SAR Plan.

On August 18, 1999, stockholders holding approximately 99% of the outstanding shares of common stock signed written consents approving the election of the eight directors and approving the AmeriSteel Employee Stock Purchase/SAR Plan.

ITEM 6.   EXHIBITS AND REPORTS ON FORM 8-K

          (a) The following documents are filed as exhibits to this Quarterly Report on Form 10-Q:

               Exhibit 10. $70,000,000 Credit Agreement dated as of October 20, 1999 among the Company, certain financial institutions, Bank of America, N.A. as Administrative Agent, and SunTrust Bank, Tampa Bay as Syndication Agent.

               Exhibit 27      Financial Data Schedule (for SEC use only)

          (b)  Reports on Form 8-K:

               The Company filed a current report on Form 8-K dated September 27, 1999 to report Changes in Control of the Company.

                                  SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

                                 AMERISTEEL CORPORATION


Date: November 5, 1999           /s/  Phillip E. Casey
                                 -----------------------------------------------
                                 Phillip E. Casey, President and Chief Executive
                                 Officer


Date: November 5, 1999           /s/  Tom J. Landa
                                 -----------------------------------------------
                                 Tom J. Landa, Vice President, Chief Financial
                                 Officer, Secretary and Treasurer (Principal
                                 Financial Officer and Principal Accounting
                                 Officer); Director