Form 10-Q
period 1999-12-31
AMERISTEEL CORP
filed 2000-02-10
CIK 37661

                      SECURITIES AND EXCHANGE COMMISSION
                               Washington, D.C.
                                     20549

                                   FORM 10-Q


          [X]  QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15 (d)
                    OF THE SECURITIES EXCHANGE ACT OF 1934

                    For the Quarter Ended December 31, 1999

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

                        Yes    X    No  ___
                              ---

     As of January 31, 2000 the registrant had 10,396,208 shares $.01 par value, Class A common stock outstanding.

                        PART I -- FINANCIAL INFORMATION
                        -------------------------------

ITEM I.  FINANCIAL STATEMENTS

AMERISTEEL CORPORATION
CONSOLIDATED STATEMENTS OF FINANCIAL POSITION
($ in thousands)

                                                                    December 31,        March 31,
                                                                        1999              1999
                                                                    (Unaudited)
                                                                    -----------        -----------
  ASSETS
  CURRENT ASSETS
        Cash and cash equivalents                                   $     4,107        $     3,219
        Accounts receivable, less allowances of $1,449
          and $1,000 at December 31 and March 31, 1999,
          respectively, for  estimated losses                            76,916             71,516
        Inventories                                                     140,203            121,818
        Deferred tax assets                                               5,600              5,100
        Other current assets                                              2,814              2,074
                                                                    -----------        -----------
  TOTAL CURRENT ASSETS                                                  229,640            203,727

  ASSETS HELD FOR SALE                                                    6,017             13,618

  PROPERTY, PLANT AND EQUIPMENT
        Land and improvements                                            17,414             16,173
        Building and improvements                                        40,799             39,007
        Machinery and equipment                                         278,696            269,864
        Construction in progress                                         35,435             18,523
        IRB restricted cash                                                   -              1,476
                                                                    -----------        -----------
                                                                        372,344            345,043
        Less allowances for depreciation                               (110,874)           (97,731)
                                                                    -----------        -----------
  NET PROPERTY, PLANT AND EQUIPMENT                                     261,470            247,312

  GOODWILL                                                               81,929             77,513

  DEFERRED FINANCING COSTS                                                1,089              3,495

  OTHER ASSETS                                                               19                118
                                                                    -----------        -----------
  TOTAL ASSETS                                                      $   580,164        $   545,783
                                                                    ===========        ===========

  See notes to consolidated financial statements

AMERISTEEL CORPORATION
CONSOLIDATED STATEMENTS OF FINANCIAL POSITION -- continued
($ in thousands)

                                                                                December 31,        March 31,
                                                                                   1999              1999
                                                                                (Unaudited)
                                                                                -----------        -----------
  LIABILITIES AND SHAREHOLDERS' EQUITY
  CURRENT LIABILITIES
     Trade accounts payable                                                     $    52,711        $    41,486
     Salaries, wages and employee benefits                                           16,553             19,036
     Environmental remediation                                                        1,702              5,226
     Other current liabilities                                                        8,784              4,268
     Interest payable                                                                   874              5,558
     Current maturities of long-term borrowings                                      73,643              3,333
                                                                                -----------        -----------

  TOTAL CURRENT LIABILITIES                                                         154,267             78,907

  LONG-TERM BORROWINGS, LESS CURRENT PORTION                                        136,875            191,418

  OTHER LIABILITIES                                                                  22,107             21,815

  DEFERRED TAX LIABILITIES                                                           45,900             48,500


  SHAREHOLDERS' EQUITY
   Class A Common Stock, $.01 par value, 100,000,000 shares authorized at
     December 31 and March 31, 1999. 10,398,650 and 0 shares issued and
     outstanding at December 31 and March 31, 1999, respectively.                       104                  -
   Class B Common Stock, $.01 par value, 22,000,000 shares authorized at
     December 31 and March 31, 1999.  0 and 10,553,263 shares issued and
     outstanding at December 31 and March 31, 1999, respectively.                         -                106
   Capital in excess of par                                                         167,475            166,950
   Retained earnings                                                                 53,628             38,552
   Deferred compensation                                                               (192)              (465)
                                                                                -----------        -----------
         TOTAL SHAREHOLDERS' EQUITY                                                 221,015            205,143
                                                                                -----------        -----------
  TOTAL LIABILITIES AND SHAREHOLDERS' EQUITY                                    $   580,164        $   545,783
                                                                                ===========        ===========

     See notes to consolidated financial statements

AMERISTEEL CORPORATION
CONSOLIDATED STATEMENTS OF INCOME
($ in thousands except per share data)

                                                                Nine Months Ended            Three Months Ended
                                                                   December 31,                 December 31,
                                                                1999          1998           1999           1998
                                                            (unaudited)   (unaudited)     (unaudited)    (unaudited)
                                                            -----------   -----------     -----------    -----------
NET SALES                                                   $   533,335   $   514,059     $   163,165    $   148,595

Operating Expenses:
   Cost of sales                                                423,681       419,200         130,796        118,434
   Selling and administrative                                    29,762        26,162           8,712          9,170
   Depreciation                                                  17,144        16,751           5,792          5,481
   Amortization of goodwill                                       3,303         3,098           1,110          1,033
   Other (income) expense, net                                    2,769          (131)            (13)          (131)
                                                            -----------   -----------     -----------    -----------
                                                                476,659       465,080         146,397        133,987
                                                            -----------   -----------     -----------    -----------
INCOME FROM OPERATIONS                                           56,676        48,979          16,768         14,608

Other Expenses:
   Interest                                                      11,126        12,251           3,808          3,838
   Amortization of deferred financing costs                         456           463             235            247
                                                            -----------   -----------     -----------    -----------
                                                                 11,582        12,714           4,043          4,085

INCOME BEFORE INCOME TAXES                                       45,094        36,265          12,725         10,523

Income taxes                                                     19,285        15,354           5,496          4,508
                                                            -----------   -----------     -----------    -----------

INCOME BEFORE EXTRAORDINARY ITEM                                 25,809        20,911           7,229          6,015

EXTRAORDINARY ITEM NET OF TAXES                                  (2,325)       (2,073)         (2,325)             -
                                                            -----------   -----------     -----------    -----------

NET INCOME                                                  $    23,484   $    18,838     $     4,904    $     6,015
                                                            ===========   ===========     ===========    ===========

EARNINGS PER COMMON SHARE - BASIC
   Income before extraordinary item                         $      2.45   $      1.98     $       .69    $       .57
   Extraordinary item                                              (.22)         (.20)           (.22)             -
                                                            -----------   -----------     -----------    -----------
   Net income                                               $      2.23   $      1.78     $       .47    $       .57
                                                            ===========   ===========     ===========    ===========

EARNINGS PER COMMON SHARE - DILUTED
   Income before extraordinary item                         $      2.43   $      1.96     $       .68    $       .56
   Extraordinary item                                              (.22)         (.19)           (.22)             -
                                                            -----------   -----------     -----------    -----------
   Net income                                               $      2.21   $      1.77     $       .46    $       .56
                                                            ===========   ===========     ===========    ===========

Weighted average number of common shares outstanding             10,518        10,562          10,458         10,561

Weighted average number of common and common
      equivalent shares outstanding                              10,610        10,675          10,568         10,672

See notes to consolidated financial statements

AMERISTEEL CORPORATION
CONSOLIDATED STATEMENTS OF CASH FLOWS
($ in thousands)

                                                                                     Nine Months Ended
                                                                                December 31,      December 31,
                                                                                   1999              1998
                                                                                (Unaudited)       (Unaudited)
                                                                               -------------     -------------
OPERATING ACTIVITIES
Net income                                                                     $      23,484     $      18,838
Adjustments to reconcile net income to net cash
  provided by operating activities:
    Depreciation and amortization                                                     20,902            20,312
    Extraordinary item                                                                 3,813             3,398
    Deferred income taxes                                                             (3,100)           (1,600)
    Other (including loss on dispositions and deferred compensation)                     996             6,806
Changes in operating assets and liabilities:
    Accounts receivable, net                                                          (5,400)           14,517
    Inventories                                                                      (11,093)             (481)
    Other assets                                                                        (587)           (1,683)
    Current and other liabilities                                                      5,342           (15,867)
                                                                               -------------     -------------
NET CASH PROVIDED BY OPERATING ACTIVITIES                                             34,357            44,240

INVESTING ACTIVITIES
    Additions to property, plant and equipment                                       (30,895)          (14,421)
    Asset acquisition                                                                (17,664)                -
    Proceeds from sales of property, plant and equipment                                 486               218
    Proceeds from sale of assets held for sale                                         7,119               213
    Proceeds from restricted IRB funds                                                 1,466               655
                                                                               -------------     -------------
NET CASH USED IN INVESTING ACTIVITIES                                                (39,488)          (13,335)

FINANCING ACTIVITIES
    Proceeds from issuance of new debt                                                71,835           130,000
    Proceeds from (payments to) short-term and long-term borrowings, net              72,932           (58,477)
    Redemption of senior debt                                                       (129,000)         (100,000)
    Call premium on redemption of senior debt                                         (1,290)           (1,916)
    Additions to deferred financing costs                                               (573)             (542)
    Proceeds from sale of common stock                                                 2,905                30
    Redemption of common stock                                                       (10,790)             (233)
                                                                               -------------     -------------
NET CASH PROVIDED BY (USED IN) FINANCING ACTIVITIES                                    6,019           (31,138)
                                                                               -------------     -------------
INCREASE (DECREASE) IN CASH AND CASH EQUIVALENTS                                         888              (233)
Cash and cash equivalents at beginning of period                                       3,219             1,258
                                                                               -------------     -------------

CASH AND CASH EQUIVALENTS AT END OF PERIOD                                     $       4,107     $       1,025
                                                                               =============     =============

AMERISTEEL CORPORATION
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

NOTE  A -- BASIS OF PRESENTATION

The consolidated financial statements include the accounts of AmeriSteel Corporation, a Florida corporation, and its wholly owned subsidiary (AmeriSteel Finance Corporation, a Delaware corporation) (together, the "Company") after elimination of all significant intercompany balances and transactions. As of April 1, 1996, the Company changed its name from Florida Steel Corporation (which it had used since 1956) to AmeriSteel Corporation. The predecessor of the Company was formed in 1937. The Company is a majority-owned subsidiary of FLS Holdings, Inc. ("FLS") which is a majority owned subsidiary of Gerdau USA Inc.

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

It is suggested that these consolidated financial statements be read in conjunction with the financial statements and the notes thereto included in the Company's latest Annual Report on Form 10-K. The results of the three and nine months ended December 31, 1999 are not necessarily indicative of the results to be expected for the fiscal year ending March 31, 2000.

Reclassifications:  Certain amounts in the prior period financial statements
-----------------
have been reclassified to conform to the current fiscal financial statement presentation.

NOTE B -- INVENTORIES

Inventories consist of the following:
     ($ in thousands)

                                                     December 31,   March 31,
                                                        1999          1999
                                                     (Unaudited)
                                                    -------------  -----------
       Finished goods                               $      84,846  $    83,287
       Work in-process                                     30,749       26,035
       Raw materials and operating supplies                24,608       12,496
                                                    -------------  -----------
                                                    $     140,203  $   121,818
                                                    =============  ===========

AMERISTEEL CORPORATION
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

NOTE C -- BORROWINGS

Long-term borrowings consist of the following:
     ($ in thousands)
                                              December 31,    March 31,
                                                 1999           1999
                                              ------------   ------------

       364-Day Facility                       $     70,000   $          -
       Revolving Credit Agreement                   89,582         13,690
       Industrial Revenue Bonds                     33,195         34,395
       Senior Notes                                  1,000        130,000
       Subordinated Intercompany Note               15,000         16,666
       Other                                         1,741              -
                                              ------------   ------------
         Total Borrowings                          210,518        194,751
       Less Current Maturities                      73,643          3,333
                                              ------------   ------------
         Total Long-Term Borrowings           $    136,875   $    191,418
                                              ============   ============

On December 23, 1999, $129 million face value Senior Notes were redeemed at 101% of face value due to a change of control provision in the notes. The redemption was funded with $70 million provided by the new 364-Day Facility and $60 million provided from the Revolving Credit Agreement. The 364-Day Facility bears terms and conditions similar to the Revolving Credit Agreement but matures October 18, 2000 and is secured by a lien on the Company's Charlotte Mill property, plant and equipment. The 364-Day Facility is classified as a current liability. Other debt represents capital leases and a $1.5 million note payable to the Tennessee Valley Authority that amortizes over seven years and is secured by certain equipment at the Knoxville, Tennessee mill.

NOTE D -- ENVIRONMENTAL MATTERS

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

In general, the Company's estimate of the remediation costs is based on its review of each site and the nature of the remediation activities to be undertaken. The Company's process for estimating remediation costs includes determining for each site the expected remediation methods, and the estimated cost for each step of the remediation. In all such determinations, the Company employs outside consultants and service providers where necessary, to assist in making such determinations. Although the ultimate costs associated with the remediation are not presently known, the Company has estimated the total remaining costs to be approximately $4.3 million with these costs recorded as a liability as of December 31, 1999. Of this amount, the Company expects to pay approximately $1.7 million within one year. The timing of the remaining future payments is uncertain due to the various remediation processes involved. The Company's two most significant environmental sites are detailed below.

AMERISTEEL CORPORATION
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

NOTE D -- ENVIRONMENTAL MATTERS - continued

The Tampa mill site contains slag and soil that is contaminated with EC dust and polychlorinated biphenyl ("PCBs") generated by past operations. The volume and mass estimates of the contamination is based on analytical data from soil borings, soil samples and groundwater-monitoring wells. The remediation approach selected by the Company, excavation and on-site treatment and disposal, was approved, and a permit issued, by the U.S. Environmental Protection Agency during fiscal 1996 and by the Florida Department of Environmental Protection during fiscal 1998 and the Company received a signed Consent Order in fiscal 1998. Consequently, the remediation work is in progress. The remediation cost estimates are based on the Company's previous experience with comparable projects as well as estimates provided by outside environmental consultants. The Company is responsible for the total remediation costs and currently estimates the remaining costs to be approximately $2.2 million for this site. The Company expects cleanup at this site to be substantially completed by fiscal 2001.

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

NOTE E - CHANGE OF CONTROL

On September 27, 1999, Gerdau S.A. ("Gerdau"), a Brazilian minimill producer, through a subsidiary, purchased 88% of the outstanding shares of FLS from Kyoei Steel Ltd. ("Kyoei") with Kyoei retaining the remaining 12% ownership interest in FLS. FLS owns approximately 85% of the outstanding common stock of the Company. As a result of Gerdau's purchase of a majority interest in FLS, Gerdau has the right to elect a majority of the Board of Directors of FLS, which in turn provides Gerdau with voting and investment control of the shares of common stock of the Company owned by FLS. Concurrently with the purchase, all Class B common stock of AmeriSteel Corporation automatically converted to Class A common stock so that there is now only one class of common stock outstanding.

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

AMERISTEEL CORPORATION

ITEM 2.   MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION
             AND RESULTS OF OPERATION - Continued

     (in thousands, except per share and per ton data)      Nine Months Ended                   Three Months Ended
                                                                December 31,                         December 31,
                                                           1999              1998              1999               1998
                                                        (unaudited)      (unaudited)        (unaudited)        (unaudited)
                                                        -----------      -----------        -----------        -----------
Net sales                                               $   533,335      $   514,059        $   163,165        $   148,595
    Cost of sales                                           423,681          419,200            130,796            118,434
    Cost of sales as percent of net sales                      79.4%            81.5%              80.2%              79.7%
    Selling and administrative                               29,762           26,162              8,712              9,170
    Depreciation                                             17,144           16,751              5,792              5,481
    Amortization of goodwill                                  3,303            3,098              1,110              1,033
    Other (income) expense, net                               2,769             (131)               (13)              (131)
                                                        -----------      -----------        -----------        -----------
                                                            476,659          465,080            146,397            133,987
                                                        -----------      -----------        -----------        -----------
Income from operations                                       56,676           48,979             16,768             14,608
    Interest expense                                         11,126           12,251              3,808              3,838
    Deferred finance costs                                      456              463                235                247
                                                        -----------      -----------        -----------        -----------
Income before income taxes and extraordinary item            45,094           36,265             12,725             10,523
Income tax                                                   19,285           15,354              5,496              4,508
                                                        -----------      -----------        -----------        -----------
Income before extraordinary item                             25,809           20,911              7,229              6,015
Extraordinary item net of taxes                              (2,325)          (2,073)            (2,325)                 -
                                                        -----------      -----------        -----------        -----------
Net income                                              $    23,484      $    18,838        $     4,904        $     6,015
                                                        ===========      ===========        ===========        ===========


EPS Basic                                               $      2.23      $      1.78        $       .47        $       .57
EPS Diluted                                             $      2.21      $      1.77        $       .46        $        56
EBITDA*                                                 $    78,080      $    76,459        $    23,772        $    28,164
EBITDA margin                                                  14.6%            14.9%              14.6%              19.0%
Capital expenditures                                         30,895           14,421              7,977              5,856
Ratio of EBITDA to interest expense                             7.0 x            6.2 x              6.2 x              7.3 x
EBITDA (ttm)**                                          $    99,240      $    97,997
Ratio of total debt to EBITDA (ttm)                            2.12 x           1.99 x

Shipped Tons
------------
Mill finished goods
      Stock rebar                                               465              476                137                149
      Merchant bar                                              507              453                155                128
      Rod                                                        52               57                 14                 19
                                                        -----------      -----------        -----------        -----------
          Subtotal mill finished goods                        1,024              986                306                296
Fabricated rebar                                                358              270                115                 82
Billets                                                          99               85                 33                 25
                                                        -----------      -----------        -----------        -----------
               Total shipped tons                             1,481            1,341                454                403
                                                        ===========      ===========        ===========        ===========

Average Selling Prices ($ Per Ton)
----------------------------------
Mill finished goods
      Stock rebar                                       $       281      $       314        $       280        $       302
      Merchant bar                                              329              376                331                358
      Rod                                                       287              309                289                287
                                                        -----------      -----------        -----------        -----------
          Average mill finished goods                           304              341                306                324
Fabricated rebar                                                449              459                444                468
Billets                                                         208              225                215                208

Average mill finished goods prices (per ton)            $       304      $       341        $       306        $       324
Average yielded scrap cost (per ton)                            103              121                107                103
                                                        -----------      -----------        -----------        -----------
Average metal spread (per ton)                          $       201      $       220        $       199        $       221
                                                        ===========      ===========        ===========        ===========
Average mill conversion costs (per ton)                 $       125      $       127        $       126        $       125
                                                        ===========      ===========        ===========        ===========

AMERISTEEL CORPORATION
Summary Consolidated Financial Information

                                            December 31,       March 31,
                                                1999             1999
                                                       ($000s)

Total current assets                        $ 229,640          $ 203,727
Net property, plant & equipment               261,470            247,312
Total assets                                  580,164            545,783
Current maturities of LT borrowings            73,643              3,333
Total current liabilities                     154,267             78,907
Long term borrowings                          136,875            191,418
Total liabilities                             359,149            340,640
Shareholders' equity                          221,015            205,143

Current ratio                                     1.5 x              2.6 x
Debt to capital ratio                            48.8%              48.7%

* -EBITDA (earnings before interest, taxes, depreciation and amortization) excludes non-cash charges, as defined.
**-ttm = trailing twelve months

The above summary financial data should be read in conjunction with the Company's Annual Report on Form 10K as filed with the Securities and Exchange Commission. Historical results are not necessarily indicative of the results to be expected for the current fiscal year.

Net Sales: For both the three and nine month periods ended December 31, 1999
---------
compared to the same periods in the prior year, lower prices for finished steel products reflect the impact of market competition from cheaply priced imports despite strong demand for the Company's products. For both the three and nine month periods ended December 31, 1999, lower mill finished goods selling prices reduced net sales, however to some extent, these were offset by increases in sales tons of mill finished goods. The April 1999 acquisition of rebar fabricating operations in the northeast also increased net sales for the three and nine month periods ended December 31, 1999.

Cost of Sales: Cost of sales increased for the three and nine month periods
-------------
ending December 31, 1999 compared to the same periods in the prior year due primarily to higher shipment levels.

Selling and Administrative: Selling and administrative expenses for the three
--------------------------
month period ended December 31, 1999 decreased 5% due primarily to reduced professional fees related to environmental services. For the nine month period ended December 31, 1999, selling and administrative costs increased by 14% related primarily to acquired rebar fabricating operations in the northeast.

Other (Income) Expense, Net: Other operating costs of $2.8 million incurred in
---------------------------
the nine months ended December 31, 1999 include $8.3 million in charges (primarily from accelerated vesting of stock appreciation rights) associated with the Change of Control partially offset by $5.5 million of income received from settlements with electrode suppliers for price fixing violations.

Extraordinary Item Net of Taxes: The extraordinary charge is related to the
-------------------------------
redemption of $129 million face value Senior Notes on December 23, 1999 resulting from the change of control provision in the notes. The charge consists of the writeoff of $2.5 million of unamortized deferred finance costs and a call premium of $1.3 million as provided under the change of control provision, both net of a tax benefit of approximately $1.5 million.

Liquidity and Capital Resources
-------------------------------

Net cash provided by operating activities for the nine months ended December 31, 1999 was $34.4 million compared to $44.2 million for the same period last year, due primarily to increased inventory. The Company spent $17.7 million to purchase assets associated with its rebar fabricating division in the northeast and $30.9 million for additions to property, plant and equipment, primarily relating to the new melt shop at the Knoxville, Tennessee mill.

On October 20, 1999 the Company entered into a new $70 million short term commercial bank credit facility, (the "364-Day Facility"), to fund (in conjunction with existing Revolver capacity) the purchase the redemption of the 8 3/4% Senior Notes as a result of the change of control put option.

The Company believes that the amounts available from operating cash flows and funds available through its Revolving Credit Agreement are sufficient to meet its expected operating cash needs and planned capital expenditures for the foreseeable future. The Company continues to comply with all of the covenants of its loan agreements.

YEAR 2000
---------

Through December 31, 1999 the Company spent approximately $3 million towards costs directly associated with readiness issues relating to the Year 2000 issue, including upgrading network compatible computer hardware and software. The Company did not realize any significant adverse effects related to the Year 2000 issue.

                         PART II -- OTHER INFORMATION
                         ----------------------------

ITEM 6.   EXHIBITS AND REPORTS ON FORM 8-K

          (a) The following documents are filed as exhibits to this Quarterly Report on Form 10-Q:

               Exhibit 27      Financial Data Schedule (for SEC use only)

          (b)  Reports on Form 8-K:

               N/A


                                  SIGNATURES


Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

                                        Ameristeel Corporation




Date: February 10, 2000                 /s/ Phillip E. Casey
                                        ----------------------------------------
                                        Phillip E. Casey, President and Chief
                                        Executive Officer



Date: February 10, 2000                 /s/ Tom J. Landa
                                        ----------------------------------------
                                        Tom J. Landa, Vice President, Chief
                                        Financial Officer, Secretary and
                                        Treasurer (Principal Financial Officer
                                        and Principal Accounting Officer);
                                        Director

14