Form 10-K405
period 2000-03-30
AMERISTEEL CORP
filed 2000-06-23
CIK 37661

SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549

                                    FORM 10-K

                ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF
                       THE SECURITIES EXCHANGE ACT OF 1934
                    For the Fiscal Year Ended March 31, 2000
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

Securities registered pursuant to Section 12(g) of the Act: Class A Common
                        Stock, par value $0.01 per share

       Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months, and (2) has been subject to such filing requirements for the past 90 days.
                                    Yes X No


Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K. [x]

State the aggregate market value of the stock held by non-affiliates of the registrant: $14,529,956 as of May 31, 2000.

Indicate the number of shares outstanding of each of the registrant's classes of common equity, as of the latest practicable date:

Class A Common Stock, par value $.01 per share - 10,382,223 as of May 31, 2000. Class B Common Stock, par value $.01 per share -- none as of May 31, 2000.

Documents incorporated by reference: Parts of Information Statement to be submitted to shareholders prior to July 29, 2000 are incorporated by reference in Part III of this Form 10-K.

                                     PART 1
                                     ------

                                ITEM 1. BUSINESS

         AmeriSteel Corporation ("the Company") operates four non-union minimills located in the southeastern U.S. that produce steel concrete reinforcing bars ("rebar"), light structural shapes such as rounds, squares, flats, angles and channels ("merchant bars") and, to a lesser extent, wire rod ("rods") and billets (which are semi-finished steel products). The Company also operates 18 rebar fabricating plants, 13 of which are located throughout the southeast in close proximity to its mills and five in the northeast as a result of the acquisition of Brocker Rebar Co. and Milton Rebar Coating on April 29, 1999. Additionally, the Company operates two rail spike manufacturing facilities in Paragould, Arkansas and Lancaster, South Carolina, and a wire mesh and collated nail manufacturing facility in New Orleans, Louisiana.

         During fiscal 2000, approximately 57% of the Company's mill rebar production was sold directly to distributors and independent fabricating companies in stock lengths and sizes. The remaining 43% of the rebar produced by the mills was transferred to the Company's fabricating plants where value is added by cutting and bending the rebar to meet strict engineering, architectural and other end-product specifications. Merchant bars and rods generally are sold to steel service centers, original equipment manufacturers and fabricators in stock lengths and sizes.

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

         The Company is organized into two primary business segments: (a) Mill Operations and (b) Steel Fabrication. For financial information concerning segments, see "Note M to March 31, 2000 Consolidated Financial
Statements--Segment Information."

         The predecessor of the Company was formed in 1937 as a rebar fabricator. In 1956, it merged with five steel fabricators in Florida to form Florida Steel Corporation, which then commenced construction of its first minimill in Tampa, Florida. In 1996, the Company changed its name to AmeriSteel Corporation. In late 1992, Kyoei Steel, Ltd. ("Kyoei"), a private Japanese minimill company purchased 100% of FLS Holdings, Inc. (the "Holding Company" or "FLS"), whose only business is to own AmeriSteel common stock. In September 1999, Kyoei sold 88% of its interest in FLS to Brazilian steel manufacturer, Gerdau S.A. ("Gerdau") through one of Gerdau's Canadian subsidiaries. As a result, Gerdau is the majority owner of AmeriSteel with an indirect controlling interest of approximately 76%. Kyoei retains an indirect 10% minority interest in the Company while an institutional investor owns approximately 4% of the common stock of the Company. The remaining 10% of the Company's common stock is owned by executives and other employees.

Products

         The following table shows the percentage of the Company's net sales derived from each product category in the relevant time period:


                                                  Year Ended
                                                   March 31,
                                                   ---------
                                          2000        1999        1998
                                          ----        ----        ----

         Fabricated Rebar                   31%         25%         24%
         Stock Rebar                        25          29          27
         Merchant Bars                      33          34          33
         Rods                                3           4           5
         Billets and other                   8           8          11
                                         -----         ---        ----
                                           100%        100%        100%
                                           ===         ===         ===

         The increase in fabricated rebar sales and the decrease in stock rebar sales are attributable to the new northeast region. A greater percentage of the Company's stock rebar sales from the mills are shipped to the northeast region, however the intercompany sales are eliminated upon consolidation.

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

  Rods

         The Company produces steel rod at its Jacksonville minimill. Most of this rod is sold directly to third-party customers, while the remainder, depending on market conditions, is shipped to the Company's New Orleans, Louisiana facility, where the rod is drawn down to wire for use in the manufacture of wire mesh and collated nails.

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

         Principal customers of the Company include steel distributors, steel service centers, rebar fabricators, other metal fabricators and manufacturers, railroads, building material dealers and contractors. Its fabricated rebar products are sold to contractors performing work for residential and nonresidential building, road, bridge, public works, utility and other miscellaneous construction. The Company's business is not dependent upon any single customer. The Company's customer base is fairly stable from year to year, and during fiscal 2000 no one customer accounted for more than 4.6% of net sales and the five largest customers accounted for approximately 12.9% of net sales. The Company's credit terms to customers are generally determined based on market conditions. The Company, however, generally does not offer extended (more than 30 days) payment terms to customers. The Company's business is seasonal, with orders in the Company's first and second fiscal quarters tending to be stronger than the third and fourth quarters.

         Fabricated rebar sales personnel are located at the Company's fabricating facilities where engineering service representatives provide technical and sales support. Fabricated rebar is generally produced in response to specific customer orders. The amount of sales order backlog pertaining to fabrication contracts was approximately 285,000 tons at March 31, 2000. The Company expects almost all of the March 31, 2000 backlog to be filled by December 31, 2000.

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

Competition

         The Company experiences substantial competition in the sale of each of its products from a large number of companies in its geographic markets. Rebar and merchant bars are commodity steel products, making price the primary competitive factor. Due to the high cost of freight relative to the value of the Company's steel products, competition from non-regional producers is limited. Rebar deliveries are generally concentrated within a 350 mile radius of a minimill, while merchant bar deliveries are generally concentrated within a 500 mile radius of a minimill. Except in unusual circumstances, the customer's delivery expense is limited to freight charges from the nearest competitive minimill and any incremental freight charges are absorbed by the supplier. The Company has experienced significant import competition from foreign finished steel bar producers during the past year. Due to unfavorable foreign economic conditions, imports of cheaply priced steel bar products to the U.S. market have continued to occur at unusually high levels which has had a negative effect on domestic prices.

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

  Merchant Bar

         The Company's primary marketing area for merchant bars encompasses the southeastern and midwestern U.S. The Company's merchant bar sales represent approximately 33% of the Company's total sales. The market for merchant bars is very competitive, with price being the primary competitive factor. In the last four years, the Company has upgraded its rolling mills to increase the Company's ability to shift production from rebar to merchant bar as market conditions allow.

  Rods

         The Company produces rods at its Jacksonville minimill. The Company's primary marketing area for rods includes Florida, South Carolina, Georgia, Alabama and Louisiana. The Company does not intend to geographically expand its marketing beyond these states due to the relatively low margins and prohibitive freight cost inherent to rod products. The market for rods can be heavily influenced by foreign imports and in fiscal 2000, rod sales by foreign competitors had a significant negative effect on the Company's rod prices.

  Fabricated Rebar

         With 18 rebar fabricating plants located throughout the eastern U.S., generally within support distance from one of the Company's four minimills, the Company is a major factor in all the markets it serves. In the sale of fabricated rebar, the Company competes with other steel fabricators in its marketing area, some of whom purchase their stock rebar from the Company.

Raw Materials and Energy Costs

         Steel scrap is the Company's primary raw material and comprised approximately 36% of the Company's costs of sales in fiscal 2000. The relatively simple metallurgical requirements of the Company's products enable the Company to use low quality, and thus lower cost, steel scrap. Various domestic and foreign firms supply other important raw materials or operating supplies required for the Company's business, including refractories, ferroalloys and carbon electrodes. The Company has historically obtained adequate quantities of such raw materials and supplies to permit efficient mill operations.

         Electricity and natural gas represent approximately 15% and 6%, respectively, of the Company's mill conversion costs. Access to attractively priced electric power and natural gas can be an important competitive cost advantage to a minimill. The Company purchases its power from its utilities under interruptible service contracts. Under such contracts, the utilities provide service at less than firm tariff rates in return for the right to curtail power deliveries during peak demand periods. Such interruptions usually occur with sufficient notice to allow the Company to curtail production in an orderly manner. Since deregulation of the natural gas industry, natural gas requirements have generally been provided through purchase of well-head gas delivered via the interstate pipeline system and local distribution companies. Open access to competitively priced supply of natural gas enables the Company to secure adequate supplies at competitive prices.

Employees

         As of March 31, 2000, the Company had 2,201 employees, none of whom are covered by a collective bargaining agreement. The Company believes that its relations with its employees are good. The Company has been, and continues to be, proactive in establishing and maintaining a climate of good employee relations with its employees. Ongoing initiatives include organizational development skills training, team building programs, opportunities for participation in employee involvement teams, and an "open book" system of management. The Company believes high employee involvement is a key factor in the success of the Company's operations. The Company's compensation program is designed to make the Company's employees' financial interest congruous with those of the Company's shareholders.

Environmental Regulation

         See "Management's Discussion and Analysis of Financial Condition and Results of Operations --Compliance with Environmental Laws and Regulations" and "Note I to March 31, 2000 Consolidated Financial Statements--Environmental Matters" for a discussion of the Company's cleanup liabilities with state and federal regulators regarding the investigation and/or cleanup of certain sites.

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

         The Company's minimills operate their melting facilities seven days per week and have an annual aggregate melting capacity of approximately 2.1 million tons. The Company's rolling facilities are also operated seven days per week. The annual aggregate rolling capacity is approximately 2.0 million tons, however this capacity is dependent on the types, sizes and grades of bar products rolled.

         The following table sets forth certain information regarding the Company's four minimills, including the current estimated annual production capacity and actual production of the minimills in thousands of tons. Billets produced in the melting process in excess of rolling needs are sold to third parties. Note: annual rolling capacities are estimates based on maximized product mix, and actual utilization may vary significantly due to changes in customer requirements and production efficiencies. Increased utilization at the mills is a result of upgraded machinery and equipment capital spending programs in conjunction with an incentive oriented workforce.

                                                       Year Ended                                Year Ended
                                           Approx.      March 31,                     Approx.     March 31,
                                           Annual         2000         Capacity       Annual        2000       Capacity
                          Start-up         Melting       Melting      Utilization     Rolling      Rolling    Utilization
Location                    Date          Capacity     Production     Percentage     Capacity    Production   Percentage
--------                    ----          --------     ----------     ----------     --------    ----------   ----------
Charlotte, NC                1961              480           429        89%               400           363       91%
Jackson, TN                  1981              700           667        95                550           526       96
Jacksonville, FL             1976              620           598        96                600           579       97
Knoxville, TN                1987(1)           330           304        92                480           388       81
                                             -----         -----                        -----         -----
         Total                               2,130         1,998        94%             2,030         1,856       91%
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

         Knoxville's melting equipment currently consists of two 35 ton electric arc furnaces, a 3-strand continuous caster and material handling equipment. The rolling mill consists of a reheat furnace, 16 in-line mill stands utilizing the Thermex in-line heat treating process, a cooling bed, a cut-to-length shear line, and associated shipping and material handling facilities. The Company has embarked upon a $34 million modernization of the melt shop. The new facility, a 90 ton electric arc furnace utilizing the Consteel process, is anticipated to start up operations in July 2000. Melting capacity is expected to increase to 450 tons annually.

Fabrication

         The Company believes that it operates the largest rebar fabricating group in the U.S., consisting of a network of 18 strategically located reinforcing steel fabricating plants throughout the southeastern and northeastern U.S. with an annual capacity of approximately 480,000 tons. The facilities are interconnected via satellite for the immediate transfer of customer engineering and production information utilized in its computer assisted design detailing programs. The fabricating plants are a downstream operation of the Company, purchasing the majority of its rebar from the Company's minimills, primarily Knoxville, Jacksonville and Charlotte.

         Included in fiscal 2000 results are the acquired operating assets of rebar fabricator Brocker Rebar Co. and Milton Rebar Coating which expanded the Company's fabricating operations into the northeast market. The additional operations have a 45 year history in the industry, with plants in York, Pennsylvania, Milton, Pennsylvania, Baltimore, Maryland, Wilmington, Delaware and Sayreville, New Jersey with annual production capacity of approximately 115,000 tons.

         Fabricated rebar is produced by cutting and bending stock rebar to meet engineering, architectural and other end-product specifications. The fabrication division currently employs about 800 employees. The following table shows the fabricating plant locations and approximate annual capacity:

                                                                     Capacity
                  Fabricating Plant                                  (in Tons)
                  -----------------                                  ---------
                  Plant City, FL (Tampa)                               35,000
                  Jacksonville, FL                                     35,000
                  Ft. Lauderdale, FL                                   35,000
                  Orlando, FL                                          15,000
                  Charlotte, NC                                        35,000
                  Raleigh, NC                                          30,000
                  Duluth, GA (Atlanta)                                 35,000
                  Aiken, SC                                            15,000
                  Knoxville, TN                                        40,000
                  Nashville, TN                                        30,000
                  Collierville, TN (Memphis)                           16,000
                  Louisville, KY                                       22,000
                  St. Albans, WV                                       22,000
                  York, PA                                             50,000
                  Baltimore, MD                                        25,000
                  Wilmington, DE                                       20,000
                  Sayreville, NJ                                       20,000
                                                                       ------
                  Total                                               480,000
                                                                      =======

         In addition to the above fabricating capacity, the Company has epoxy coating plants in Knoxville, TN and Milton, PA with combined annual coating capacity of approximately 65,000 tons.

Other Operations

         The Company's railroad spike operations, located in Lancaster, South Carolina and Paragould, Arkansas, forge steel square bars produced at the Charlotte mill into railroad spikes that are sold on an annual contract basis to various railroad companies. The Company's facility in New Orleans, Louisiana produces wire from steel rod. The wire is then either manufactured into wire mesh for concrete pavement or converted into collated nails for use in high-speed nail machines.

         The Company's corporate offices are located in Tampa, Florida and are comprised of 28,000 square feet of leased office space.

         The Company owns its four mills and 13 of its 18 rebar fabricating facilities, and leases the five other fabricating facilities. The following represent other facilities currently owned or operated by the Company:

LOCATION                                 USE                            ACREAGE          FLOOR SPACE
--------                                 ---                            -------          -----------
Tampa, FL (Owned)                 Closed minimill                      ~57.0
Indiantown, FL (Owned)            Closed minimill                      151.5          130,340 sq. ft.
New Orleans, LA (Leased)          Wire fabric and nail facility          5.0          120,000 sq. ft.
Lancaster, SC (Owned)             Rail spike facility                   41.0           52,000 sq. ft.
Paragould, AR (Owned)             Rail spike facility                    7.7           23,000 sq. ft.

                            ITEM 3. LEGAL PROCEEDINGS

         There are no material pending legal proceedings, other than routine litigation incidental to the Company's business, to which the Company is a party or in which any of its property is the subject, and no such proceedings are known to be contemplated by governmental authorities. However, see "Management's Discussion and Analysis of Financial Condition and Results of Operations--Compliance with Environmental Laws and Regulations" and "Note I to March 31, 2000 Consolidated Financial Statements--Environmental Matters" for a discussion of the Company's liabilities with respect to the investigation and/or remediation at certain sites.

           ITEM 4. SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

         Not applicable.

              ADDITIONAL ITEM. EXECUTIVE OFFICERS OF THE REGISTRANT

         The following table sets forth certain information regarding the Company's executive officers:

Name                                      Age                                      Position
----                                      ---                                      --------
Phillip E. Casey                          57         President, Chief Executive Officer
                                                     and Director

J. Donald Haney                           64         Group Vice President, Fabricated Reinforcing
                                                     Steel and Director

Tom J. Landa                              48         Vice President, Chief Financial Officer,
                                                     Secretary and Director

Dennie Andrew                             59         Vice President, Steel Mill Operations

J. Neal McCullohs                         43         Vice President, Mill Product Sales

Robert P. Muhlhan                         49         Vice President, Material Procurement

James S. Rogers, II                       52         Vice President, Human Resources


         Phillip E. Casey has been Chief Executive Officer and a director since June 1994 and President since September 1999. Mr. Casey was Chairman of the Board of AmeriSteel from June 1994 until September 1999.

         J. Donald Haney has been Group Vice President, Fabricated Reinforcing Steel since 1979. Mr. Haney joined the Company in 1958 and is principally responsible for the Company's reinforcing steel fabricating group.

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

         Officers are appointed annually by the Board of Directors.

                                     PART II
                                     -------

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

         As of March 31, 2000, there were 10,377,183 shares of Class A Common Stock outstanding held of record by approximately 1,000 stockholders and there were no shares of Class B Common Stock outstanding. Of such shares outstanding, 9,000,000 shares are held of record by FLS, which shares represent approximately 86.7% of the combined voting power of all Common Stock.

         On September 27, 1999, Gerdau, through a subsidiary, purchased 88% of the outstanding shares of FLS from Kyoei with Kyoei retaining the remaining 12% ownership interest in FLS. As a result of Gerdau's purchase of a majority interest in FLS, Gerdau has the right to elect a majority of the Board of Directors of FLS, which in turn provides Gerdau with voting and investment control of the shares of common stock of the Company owned by FLS. Concurrently with the purchase, all Class B common stock of AmeriSteel Corporation automatically converted to Class A common stock so that there is now only one class of common stock outstanding.

         No established public trading market exists for the Company's Common Stock, but the Company sells and buys shares at a price established annually by independent appraisal, which as of March 31, 2000 was $28.00 per share.

         No dividends were declared or paid in fiscal year 2000.

                         ITEM 6. SELECTED FINANCIAL DATA

         The selected statement of operations and balance sheet data for the years ended March 31, 2000, 1999, 1998, 1997 and 1996 are derived from the audited financial statements of the Company. The results for the year ended March 31, 2000 are not necessarily indicative of the results to be expected for future periods. The following financial data for the years presented are qualified in their entirety by reference to the more detailed Consolidated Financial Statements and Notes thereto, included elsewhere in this Form 10-K, and should be read in conjunction with "Management's Discussion and Analysis of Financial Condition and Results of Operations."

                                                                              Year Ended March 31,
                                                          -------------------------------------------------------------------
                                                            2000           1999          1998           1997           1996
                                                            ----           ----          ----           ----           ----
                                                                (in thousands, except per share and average data)
Statement of Operations:
Net sales                                                 $706,774       $671,476      $664,566       $617,289       $628,404
Operating expenses:
      Cost of sales                                        566,579        546,101       540,422        531,190        533,965
      Selling and administrative                            39,355         35,840        27,811         29,068         29,605
      Depreciation                                          23,519         22,190        19,494         16,654         14,619
      Amortization of goodwill                               4,413          4,130         4,130          4,130          4,130
      Other operating (income) expenses (1)                  2,519           (37)                                      16,013
                                                          --------       --------      --------        -------        -------
                                                                                              -              -
                                                           636,385        608,224       591,857        581,042        598,332
Income from operations                                      70,389         63,252        72,709         36,247         30,072
Other expenses
      Interest                                              14,199         15,655        19,775         19,473         22,000
      Amortization of deferred financing costs                 613            574           652            934          1,956
                                                          --------       --------      --------        -------        -------
                                                            14,812         16,229        20,427         20,407         23,956
Income before income taxes
      & extraordinary item                                  55,577         47,023        52,282         15,840          6,116
Income taxes                                                23,922         19,950        22,000          7,788          3,996
                                                          --------       --------      --------        -------        -------
Income before extraordinary item                            31,655         27,073        30,282          8,052          2,120
Extraordinary item, net of income tax
       benefit (2)                                         (2,325)        (2,073)             -              -              -
                                                          --------       --------      --------        -------        -------

Net income                                                $ 29,330       $ 25,000       $30,282        $ 8,052        $ 2,120
                                                          ========       ========       =======        -------        -------

Earnings per share - basic                                  $ 2.80         $ 2.37        $ 3.00        $   .80        $   .21
                                                            ======         ======        ======        =======        =======
Earnings per share - diluted                                $ 2.78         $ 2.34        $ 2.98        $   .80        $   .21
                                                            ======         ======        ======        =======        =======
Cash dividends declared per common
        share outstanding                                   $   -          $  .60        $  .60        $     -        $     -
                                                            ======         ======        ======        =======        =======

Other Financial Data and Selected Ratios:
Adjusted EBITDA (3)                                         99,313        $97,620      $100,556       $ 58,323        $64,033
Adjusted EBITDA margin                                       14.1%          14.5%         15.1%           9.4%          10.2%
Capital expenditures                                        42,329         25,583       $21,107       $ 34,382        $36,894
Ratio of adjusted EBITDA to interest
   expense (4)                                                7.0x           6.0x          4.9x           2.9x           2.7x
Ratio of total debt to adjusted EBITDA                        2.2x           2.0x          2.2x           4.1x           4.2x

Net cash provided by operating activities                   40,904        $62,186       $35,489        $43,930        $44,091
Net cash used in investing activites                      (50,820)       (24,303)      (20,264)       (18,710)       (49,012)
Net cash (used in) provided by
   financing activities                                      9,374       (35,922)      (15,612)       (29,768)          8,260

                                                                              Year Ended March 31,
                                                    -------------------------------------------------------------------------
                                                         2000           1999          1998           1997           1996
                                                         ----           ----          ----           ----           ----
                                                                (in thousands, except per share and average data)
Balance Sheet Data (end of period):
Current assets                                           $ 241,107       $203,727      $210,610      $ 182,519      $ 200,109
Net property, plant & equipment                            265,376        247,312       251,172        250,021        247,009
Total assets                                               595,835        545,783       562,130        535,685        554,896
Total current liabilities (excluding S/T
  borrowings)                                               85,379         75,574        80,811         73,357         70,646
Current maturities of LT borrowings                         90,311          3,333         7,106            435         14,942
Long term borrowings                                       124,668        191,418       214,465        237,474        252,525
Total liabilities                                          369,897        340,640       376,415        385,121        413,149
Shareholders' equity                                       225,938        205,143       185,715        150,564        141,747

Current ratio                                                 1.4x           2.6x          2.4x           2.5x           2.3x
Debt to capital ratio                                        48.8%          48.7%         54.4%          61.2%          65.4%

Selected Operating Data:
Shipped tons
  Stock rebar                                                620             644            550           472            508
  Merchant bar                                               675             603            576           512            544
  Rod                                                         64              82             92           105            133
                                                              --              --             --           ---            ---
  Subtotal mill finished goods                             1,359            1329          1,218         1,089          1,185
  Fabricated rebar                                           476             354            338           326            315
  Billets                                                    109             108            172           281            175
                                                             ---             ---            ---           ---            ---
  Total shipped tons                                       1,944           1,791          1,728         1,696          1,675
                                                           =====           =====          =====         =====          =====
Average mill finished goods prices
  (per ton)                                                 $307            $330           $351          $333           $337
Average yielded scrap cost (per ton)                         106             115            133           130            131
Average metal spread (per ton) (5)                           201             215            218           203            206
Average mill conversion costs (per ton)                      124             126            129           138            135


(1) In the fiscal year ended March 31, 2000, the Company recorded a non-recurring gain of $5.8 million from cash settlements from graphite electrode suppliers offset by $8.3 million in charges relating to accelerated vesting in stock appreciation rights and other charges relating to the Change of Control. In the fiscal year ended March 31, 1999, the Company recorded a non-recurring gain of $5.8 million from cash settlements from graphite electrode suppliers offset by a $5.9 million equipment write-down recorded for certain non-productive assets at the Company's electric arc furnace dust processing facility. In the fiscal year ended March 31, 1996, the Company recorded a $15.0 million charge related to the closing of the Tampa rolling mill and a $1.0 million charge for the closure of other facilities.

(2) In the fiscal year ended March 31, 2000, the Company incurred a charge of $2.3 million, net of income tax benefits, as a result of the put by holders of the Senior Notes due to the change of control provision in the notes. In the fiscal year ended March 31, 1999, the Company incurred a charge of $2.1 million, net of income tax benefits, as a result of redeeming $100 million of the 11.5% first mortgage notes at a premium of 1.916%.

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

         The following table reconciles EBITDA to Adjusted EBITDA:

                                                   2000           1999          1998          1997           1996
                                                   ----           ----          ----          ----           ----
         EBITDA                                  $ 98,321       $ 89,572      $ 96,333      $ 57,031       $ 48,821
         Addback:
            Deferred compensation                     262          1,072         1,005           975            900
            Loss on asset dispositions                730          6,044           768           317         14,312
            Loss on investments                         -            932             -             -              -
            Cash gain on investments                    -              -         2,450             -              -
                                            ------------- -------------- ------------- ------------- --------------
         Adjustment EBITDA                       $ 99,313        $97,620     $ 100,556      $ 58,323       $ 64,033

(4)      Interest expense includes amortization of deferred financing costs.

(5) Average metal spread equals average mill finished goods prices minus average yielded scrap cost.

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

                                                                      YEAR ENDED MARCH 31,
                                                         2000                    1999                    1998
                                                         ----                    ----                    ----
                                                                   (IN THOUSANDS, EXCEPT PERCENTAGES)
Net sales                                        $706,774     100.0%     $671,476     100.0%      $664,566     100.0%
Cost of sales                                     566,579      80.2%      546,101      81.3%      540,422       81.3%
Selling and administrative                         39,355       5.6%       35,840       5.3%       27,811        4.2%
Depreciation                                       23,519       3.3%       22,190       3.3%       19,494        2.9%
Amortization of goodwill                            4,413        .6%        4,130        .6%        4,130         .6%
Other operating income                              2,519        .3%         (37)         -             -          -
                                                 --------     -----      --------     -----       --------     -----
Income from operations                             70,389      10.0%       63,252       9.4%       72,709       11.0%
Interest expense                                   14,199       2.0%       15,655       2.3%       19,775        3.0%
Amortization of deferred financing costs              613        .1%          574        .1%          652         .1%
Income taxes                                       23,922       3.4%       19,950       3.0%       22,000        3.3%
                                                 --------     -----      --------     -----       --------     -----
Income before extraordinary item                  $31,655       4.5%      $27,073       4.0%      $30,282        4.6%
Extraordinary item net of tax                     (2,325)      (.3%)      (2,073)       (.3)%           -          -
                                                 --------     -----      --------     -----       --------     -----
Net income                                        $29,330       4.2%      $25,000       3.7%      $30,282        4.6%
                                                 ========     =====      ========     =====      ========     ======

Fiscal 2000 Versus Fiscal 1999

                                                              Average Selling
                             Tons Shipped (Thousands)         Prices (Per Ton)
                               Year Ended March 31,         Year Ended March 31,
                               --------------------         --------------------
                             2000              1999          2000         1999
                             ----              ----          ----         ----

Mill Finished Goods:
Stock Rebar                   620               644          $280          $304
Merchant Bar                  675               603           335           364
Rods                           64                82           291           299
                            -----             -----          ----          ----
                            1,359             1,329           307           330

Fabricated Rebar              476               354           447           458
Billets                       109               108           208           221
                            -----             -----
         Total              1,944             1,791
                            =====             =====


     NET SALES. Net sales in fiscal 2000 increased approximately 5.3% from fiscal 1999 as sales volumes of finished goods increased by 9.0%, the majority of which was attributable to the Brocker acquisition. Sales were also favorably impacted by an improved product mix, with an increased ratio of higher margin merchant bar products versus stock rebar. These increases were partially offset by an average 6.9% decline in mill finished goods sales prices. These lower prices for finished steel products primarily reflect the continuing impact of market competition from cheaply priced imports.

     COST OF SALES. Increased production levels, lower average unit costs and declines in scrap cost offset lower sales prices resulting in cost of sales for fiscal 2000 of 80.2% of net sales, improved from the fiscal 1999 level of 81.3% of net sales. Mill conversion cost per ton declined from an average $126 in fiscal 1999 to $124 in fiscal 2000. Average yielded scrap cost per ton declined from an average $115 in fiscal 1999 to $106 in fiscal 2000.

     SELLING AND ADMINISTRATIVE. Selling and administrative expenses for the year ended March 31, 2000 were 5.6% of net sales compared with 5.3% of net sales in fiscal 1999.

     DEPRECIATION. Depreciation increased to $23.5 million in fiscal 2000 from $22.2 million in fiscal 1999 due to continuing capital improvement expenditures at all four mills during the last four years.

     OTHER OPERATING EXPENSES. Other operating expenses consists of a non-recurring net gain of $5.8 million from cash settlements from graphite electrode suppliers offset by a charge of $8.3 million associated with the accelerated vesting of stock options and stock appreciation rights as a result of the change of control.

     INTEREST EXPENSE. Interest expense decreased to $14.2 million in fiscal 2000 from $15.7 million in fiscal 1999 due primarily to lower average interest rates. Average annual interest rates decreased from 7.7% in fiscal 1999 to 7.3% in fiscal 2000 in part due to refinancings (see Note D to March 31, 2000 Consolidated Financial Statements--Borrowings" for a more detailed explanation of debt activity during fiscal 2000.) Total outstanding debt increased by $20.2 million during fiscal 2000 primarily due to increased capital expenditures.

     INCOME TAXES. The Company's effective federal and state income tax rate was 40% for fiscal 2000 and 39% for fiscal 1999, excluding the effect of goodwill amortization which is not deductible for income tax purposes.

Fiscal 1999 Versus Fiscal 1998

                                                           Average Selling
                       Tons Shipped (Thousands)            Prices (Per Ton)
                          Year Ended March 31,           Year Ended March 31,
                          --------------------           --------------------
                        1999              1998           1999           1998
                        ----              ----           ----           ----

Mill Finished Goods:
Stock Rebar              644               550          $304            $331
Merchant Bar             603               576           364             371
Rods                      82                92           299             345
                       -----             -----          ----            ----
                       1,329             1,218           330             350

Fabricated Rebar         354               338           458             456
Billets                  108               172           221             234
                       -----             -----
         Total         1,791             1,728
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

     SELLING AND ADMINISTRATIVE. Selling and administrative expenses for the year ended March 31, 2000 were 5.3% of net sales compared with 4.2% of net sales in fiscal 1998. The increase reflects more normalized spending levels in fiscal 1999 while fiscal 1998 includes a net non-recurring credit. These non-recurring items included a net gain of $1.8 million on disposition of certain assets held for sale and receipt of $6.8 million in connection with an insurance settlement, offset by a charge of $1.2 million for expenses associated with the canceled initial public offering and debt restructuring in December 1997 and a $1.4 million charge related to startup expenses associated with the EC dust recycling facility at the Jackson, Tennessee mill.

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

LIQUIDITY AND CAPITAL RESOURCES

     The Company's primary financial obligations outstanding as of March 31, 2000 were a $150 million revolving credit facility (the "Revolving Credit Agreement") and a $90 million short term bank facility (the "364-Day Facility"). Included in the Revolving Credit Agreement are obligations securing $33 million of Industrial Revenue Bonds ("IRBs").

     On December 23, 1999, $129 million face value of the Company's 8.75% Senior Notes were redeemed at 101% of face value due to the triggering of a change of control provision in the notes as a result of the Gerdau acquisition. The Company incurred an extraordinary pretax charge of $1.3 million for the call premium associated with the change of control put. The redemption was funded with $70 million provided by the 364-Day Facility and $60 million provided from the Revolving Credit Agreement. $1.0 million of the notes remain outstanding.

     The Revolving Credit Agreement is secured by the Company's inventory and receivables and matures on July 13, 2003. The Revolving Credit Agreement provides for a substantial portion of the Company's liquidity by making available up to $150 million in borrowings. As of March 31, 2000, the Revolving Credit Agreement had approximately $26.1 million available to the Company for further borrowings, $89.1 million was outstanding and $34.8 million was allocated to letters of credit (most of which are being provided as credit backing for the Company's outstanding Industrial Revenue Bonds). These Industrial Revenue Bonds were issued to construct facilities in Jackson, Tennessee, Charlotte, North Carolina, Jacksonville, Florida, and Plant City, Florida. The interest rates on these bonds range from 50% to 75% of the prime rate. The Industrial Revenue Bonds mature in fiscal 2004, 2015 and 2018.

     The 364-Day Facility bears terms and conditions similar to the Revolving Credit Agreement but matures January 18, 2001 and is secured by a lien on the Company's Charlotte Mill property, plant and equipment. The 364-Day Facility was used to fund, in part, the redemption of $129 million, face value of Senior Notes as a result of Change of Control provisions in the notes, and to repay the Company's $15 million Subordinated Intercompany Note, also due to the change of control. The 364-Day Facility is classified as a current liability. The Company intends to refinance the 364-Day Facility prior to its stated termination date in January 2001.

     The Senior Notes, the Revolving Credit Agreement and the 364-Day Facility contain certain restrictions regarding the incurrence of additional indebtedness by the Company, restrictions on the Company's ability to pay dividends and other restrictive covenants relating to the Company's business. The Company continues to comply with all of the covenants of its loan agreements. See "Note D to March 31, 2000 Consolidated Financial Statements -- Borrowings."

     Net cash provided by operating activities for the year ended March 31, 2000 was $40.9 million compared with $62.2 million for fiscal 1999. Cash flow from net income increased by $4.3 million but was offset primarily by $39.4 million cash flow from accounts receivable and inventory increases. The increased inventory levels reflect the Company's improved production capacity and utilization, softening sales due to cheaply priced imports, higher cost scrap and additional inventory associated with new fabricating operations in the northeast. The Company used $28.7 million to repay debt and $42.3 million to invest in capital projects, the majority of which was incurred for the melt shop modernization project in the Knoxville, TN mill.

     Over the years, the Company has expanded capacity and reduced manufacturing costs by modernizing and upgrading facilities. Capital expenditures were $42.3 million for the year ended March 31, 2000, $25.6 million for the year ended March 31, 1999 and $21.1 million for the year ended March 31, 1998. The Company anticipates spending up to $35.0 million for capital expenditures in fiscal 2001.

     The Company paid no dividends to its stockholders in fiscal 2000.

     The Company believes that the amounts available from operating cash flows and funds available through its Revolving Credit Agreement will be sufficient to meet its expected operational cash needs and planned capital expenditures for the foreseeable future. It will be necessary to refinance the 364-Day Facility prior to its termination.

YEAR 2000

      The Company spent less than $3.0 million on computer hardware and software systems to bring them into compliance with dating conventions associated with "Y2K" issues and has incurred no problems with the date change.

COMPLIANCE WITH ENVIRONMENTAL LAWS AND REGULATIONS

         The Company is subject to federal, state and local laws and regulations governing the remediation of environmental contamination associated with releases of hazardous substances (collectively, "Environmental Cleanup Laws"). These laws and regulations can impose joint and several liability for contamination regardless of fault or the lawfulness of past activities. The Company is also subject to extensive federal, state, and local laws and regulations governing discharges to the air and water, handling and disposal of solid and hazardous wastes, and employee health and welfare (collectively, "Environmental Regulatory Laws"). Governmental authorities have the power to enforce compliance with these requirements, and violators may be subject to civil or criminal penalties, injunctions or both. Third parties also may have the right to sue to enforce compliance and for damages.

         The Company has estimated its potential costs for further remediation under Environmental Cleanup Laws at on-site and off-site locations to be approximately $3.2 million and has included this amount in the Company's recorded liabilities as of March 31, 2000. Based on the use of certain technologies and remediation methods by third parties, evaluation of those technologies and methods by the Company's consultants, and quotations and estimates of costs of remediation-related services provided to the Company, or of which the Company and its consultants are aware, the Company believes the cost estimates are reasonable. Considering the uncertainties inherent in determining the costs associated with the clean-up of such contamination, including the time periods over which such costs must be paid, the extent of contribution by parties which are jointly and severally liable, and the nature and timing of payments to be made under cost sharing arrangements, there can be no assurance that the ultimate costs of remediation may not be more or less than the estimated remediation costs that the Company has recorded.

         The Company also incurs significant ongoing costs to comply with current standards promulgated by Environmental Regulatory Laws and these costs are being expensed and paid from current operations. It is the Company's policy to comply with all Environmental Regulatory Laws and the Company believes that it is currently in material compliance with all Environmental Regulatory Laws. However, Environmental Regulatory Laws may become more significant in the future and there can be no assurance that material environmental liabilities will not be incurred by the Company or that compliance with Environmental Regulatory Laws (whether those currently in effect or those that may be enacted in the future) will not require additional expenditures by the Company or require changes to the Company's current operations, any of which could have a material adverse effect on the Company's results of operations and financial condition.

         See "Note I to March 31, 2000 Consolidated Financial
Statements--Environmental Matters" for further information regarding environmental matters.

IMPACT OF INFLATION

     The Company's primary costs include ferrous scrap, energy and labor, which can be affected by inflationary conditions. The Company has generally been able to pass on cost increases through price adjustments. However, the ability to pass on these increases depends on market conditions driven primarily by the level of construction activity. Other factors that may limit the Company's ability to pass on cost increases in materials is over-capacity in the steel industry and foreign dumping of steel.

         ITEM 7A. QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

         No material impact.

ITEM 8. FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA

AMERISTEEL CORPORATION & SUBSIDIARY
CONSOLIDATED STATEMENTS OF FINANCIAL POSITION
           ($ in thousands)

                                                                         March 31,         March 31,
                                                                            2000              1999
                                                                       --------------    --------------
ASSETS
CURRENT ASSETS
        Cash and cash equivalents                                              $2,677           $ 3,219
        Accounts receivable, less allowance of $ 1,500 and
          $1,000 at March 31, 2000 and March 31, 1999,
          respectively, for estimated losses                                   82,577            71,516
        Inventories                                                           147,064           121,818
        Deferred tax assets                                                     5,600             5,100
        Other current assets                                                    3,189             2,074
                                                                       --------------    --------------
TOTAL CURRENT ASSETS                                                          241,107           203,727

ASSETS HELD FOR SALE                                                            7,434            13,618
                                                                       --------------    --------------

PROPERTY, PLANT AND EQUIPMENT
        Land and improvements                                                  18,396            16,173
        Building and improvements                                              42,070            39,007
        Machinery and equipment                                               284,886           269,864
        Construction in progress                                               37,090            18,523
        Restricted IRB funds                                                        -             1,476
                                                                       --------------    --------------
                                                                              382,442           345,043
        Less accumulated depreciation                                       (117,066)          (97,731)
                                                                       --------------    --------------
NET PROPERTY, PLANT AND EQUIPMENT                                             265,376           247,312

GOODWILL                                                                       80,819            77,513

DEFERRED FINANCING COSTS                                                        1,088             3,495

OTHER ASSETS                                                                       11               118

                                                                       --------------    --------------
TOTAL ASSETS                                                                 $595,835          $545,783
                                                                       ==============    ==============

See notes to consolidated financial statements

AMERISTEEL CORPORATION & SUBSIDIARY
CONSOLIDATED STATEMENTS OF FINANCIAL POSITION
        ($ in thousands)

                                                                                   March 31,         March 31,
                                                                                     2000               1999
                                                                                ---------------   ----------------
LIABILITIES AND SHAREHOLDERS' EQUITY
CURRENT LIABILITIES
    Trade accounts payable                                                              $54,180            $41,435
    Accrued salaries, wages and employee benefits                                        19,647             19,036
    Current environmental remediation liabilities                                         1,294              5,226
    Other current liabilities                                                             8,393              4,319
    Interest payable                                                                      1,865              5,558
    Current maturities of long-term borrowings                                           90,311              3,333
                                                                                ---------------   ----------------
TOTAL CURRENT LIABILITIES                                                               175,690             78,907

LONG-TERM BORROWINGS, LESS CURRENT MATURITIES                                           124,668            191,418

OTHER LIABILITIES                                                                        22,032             21,815

DEFERRED INCOME TAXES                                                                    47,507             48,500
                                                                                ---------------   ----------------

SHAREHOLDERS' EQUITY
      Class A Common Stock, $.01 par value, 100,000,000 shares
         authorized at March 31, 2000 and 1999.  10,377,183 and 0 shares
         issued and outstanding at March 31, 2000 and 1999, respectively.                    104                 -
      Class B Common Stock, $.01 par value, 22,000,000 shares
         authorized at March 31, 2000 and 1999.  0 and 10,553,263 shares issued and outstanding at March 31, 2000 and 1999,
         respectively.                                                                        -                106
      Capital in excess of par                                                          158,117            166,950
      Retained earnings                                                                  67,882             38,552
      Deferred compensation                                                               (165)              (465)
                                                                                ---------------   ----------------
TOTAL SHAREHOLDERS' EQUITY                                                              225,938            205,143

                                                                                ---------------   ----------------
TOTAL LIABILITIES AND SHAREHOLDERS' EQUITY                                             $595,835           $545,783
                                                                                ===============   ================

See notes to consolidated financial statements

AMERISTEEL CORPORATION & SUBSIDIARY
CONSOLIDATED STATEMENTS OF INCOME
($ in thousands except earnings per share data)

                                                             Year Ended        Year Ended            Year Ended
                                                             March 31,           March 31,            March 31,
                                                                2000                1999                1998
                                                         ------------------    --------------     -----------------
NET SALES                                                         $706,774           $ 671,476             $ 664,566
                                                         -----------------    ----------------     ----------------

Operating Expenses:
     Cost of sales                                                 566,579             546,101               540,422
     Selling and administrative                                     39,355              35,840                27,811
     Depreciation                                                   23,519              22,190                19,494
     Amortization of goodwill                                        4,413               4,130                 4,130
     Other operating expense (income)                                2,519                (37)                    -
                                                         -----------------    ----------------     ----------------
                                                                   636,385             608,224               591,857
                                                         -----------------    ----------------     ----------------
INCOME FROM OPERATIONS                                              70,389              63,252                72,709
                                                         -----------------    ----------------     ----------------

Other Expenses:
     Interest                                                       14,199              15,655                19,775
     Amortization of deferred financing costs                          613                 574                   652
                                                         -----------------    ----------------     ----------------
                                                                    14,812              16,229                20,427
                                                         -----------------    ----------------     ----------------
INCOME BEFORE INCOME TAXES                                          55,577              47,023                52,282

Income taxes                                                        23,922              19,950                22,000
                                                         -----------------    ----------------     ----------------

INCOME BEFORE EXTRAORDINARY ITEM                                    31,655              27,073               30,282

EXTRAORDINARY ITEM
    (Net of applicable income taxes of $1,486
    and $1,325 for the years ended march 31, 2000
    and 1999, respectively)                                        (2,325)             (2,073)                    -
                                                         -----------------    ----------------     ----------------

NET INCOME                                                         $29,330            $ 25,000              $ 30,282
                                                         =================    ================     ================

EARNINGS PER COMMON SHARE -
BASIC (NOTE B)
    Income before extraordinary item                                $ 3.02             $  2.57              $  3.00
    Extraordinary item                                              (0.22)              (0.20)                    -
                                                         -----------------    ----------------     ----------------
    Net income                                                      $ 2.80             $  2.37              $  3.00
                                                         =================    ================     ================
  DILUTED (NOTE B)
    Income before extraordinary item                                $ 3.00             $  2.53              $  2.98
    Extraordinary item                                              (0.22)              (0.19)                    -
                                                         -----------------    ----------------     ----------------
    Net income                                                      $ 2.78             $  2.34              $  2.98
                                                         =================    ================     ================

     Weighted average number of common
       shares outstanding                                           10,487              10,561               10,103
     Weighted average number of common
       and common equivalent shares                                 10,569              10,663               10,174

See notes to consolidated financial statements

AMERISTEEL CORPORATION & SUBSIDIARY
CONSOLIDATED STATEMENTS OF SHAREHOLDERS' EQUITY
     ($ in thousands except share data)

                                                                                           Retained
                                                    Common Stock            Capital        Earnings
                                            ----------------------------   in Excess    (Accumulated    Deferred
                                                Shares         Amount        of Par        Deficit)   Compensation     Total
                                            --------------   -----------  ------------    ----------- --------------------------
BALANCES AT MARCH 31, 1997                       10,079,028         $101       $156,816     $ (4,328)       $(2,025)    $150,564

   Common stock issuance                           495,005             5        10,541              -          (540)      10,006
   Repurchase of common stock                      (5,478)             -          (74)              -              -        (74)
   Net income                                            -             -             -          30,282             -      30,282
   Dividends paid                                        -             -             -        (6,068)              -     (6,068)
   Reduction in deferred compensation                    -             -             -              -          1,005       1,005
                                            --------------   -----------  ------------    ----------- --------------  ----------

BALANCES AT MARCH 31, 1998                      10,568,555          $106      $167,283        $19,886       $(1,560)    $185,715

   Common stock issuance                             5,781             -            72              -              -          72
   Repurchase of common stock                     (21,073)             -         (405)              -             23       (382)
   Net income                                            -             -             -         25,000              -      25,000
   Dividends paid                                        -             -             -        (6,334)              -     (6,334)
   Reduction in deferred compensation                    -             -             -              -          1,072       1,072
                                            --------------   -----------  ------------    ----------- --------------  ----------

BALANCES AT MARCH 31, 1999                      10,553,263           $106    $ 166,950        $38,552        $ (465)    $205,143

   Common stock issuance                           247,071             2         3,223              -              -       3,225
   Repurchase of common stock                    (423,151)           (4)      (12,056)              -              -    (12,060)
   Net income                                            -             -             -         29,330              -      29,330
   Reduction in deferred compensation                    -             -             -              -            300         300
                                            --------------   -----------  ------------    ----------- --------------  ----------

BALANCES AT MARCH 31, 2000                      10,377,183          $104      $158,117        $67,882        $ (165)    $225,938
                                            ==============   ===========  ============    =========== ==============  ==========

See notes to consolidated financial
statements

AMERISTEEL CORPORATION & SUBSIDIARY
CONSOLIDATED STATEMENTS OF CASH FLOWS
             ($ in thousands)

                                                                     Year Ended         Year Ended     Year Ended
                                                                       March 31,          March 31,     March 31,
                                                                         2000               1999           1998
                                                                   -------------------------------------------------
OPERATING ACTIVITIES
Net income                                                                    29,330         $ 25,000     $ 30,282
Adjustment to reconcile net income to net cash
   provided by operating activities:
    Depreciation                                                              23,519           22,190       19,494
    Amortization                                                               5,025            4,704        4,782
    Extraordinary item                                                         3,813            3,398            -
    Deferred income taxes                                                    (1,493)          (2,000)      (1,900)
    (Gain) loss on disposition of property, plant and equipment                (125)            6,044        2,524
    Loss (gain) on disposition of assets held for sale                           481                -      (1,756)
    Deferred compensation                                                        300            1,072        1,005
Changes in operating assets and liabilities:
    Accounts receivable                                                     (11,061)            1,814      (4,767)
    Inventories                                                             (17,954)            8,595     (24,240)
    Other current assets                                                     (1,061)          (1,665)          729
    Other assets                                                                 107            (111)            4
    Trade accounts payable                                                    12,745          (8,083)        4,852
    Salaries, wages and employee benefits                                        611            1,348        1,871
    Other current liabilities                                                  2,743             (71)          479
    Environmental remediation                                                (6,230)          (3,200)          384
    Interest payable                                                         (3,693)              723          176
    Income taxes payable                                                       1,331              483          292
    Other liabilities                                                          2,515            1,945        1,278
NET CASH PROVIDED BY OPERATING ACTIVITIES                                     40,903           62,186       35,489
                                                                   -----------------    -------------   ------------
INVESTING ACTIVITIES
    Additions to property, plant and equipment                              (42,329)         (25,583)     (21,107)
    Asset acquisition                                                       (17,664)                -            -
    Purchase of assets held for sale                                               -                -        (129)
    Proceeds from sales of property, plant and equipment                         578              231          251
    Proceeds from sale of assets held for sale                                 7,120              213        3,034
    Restricted IRB Funds                                                       1,476              836      (2,313)
                                                                   -----------------    -------------   ------------
NET CASH USED IN INVESTING ACTIVITIES                                       (50,819)         (24,303)     (20,264)
                                                                   -----------------    -------------   ------------
FINANCING ACTIVITIES
    Proceeds from issuance of new debt                                        91,835          130,000        5,000
    Proceeds from (payment of) short-term and long-term borrowings,           72,393         (56,820)     (21,338)
      net
    Redemption of senior debt                                              (129,000)        (100,000)            -
    Redemption of subordinated intercompany note                            (15,000)                -            -
    Call premium on redemption of senior debt                                (1,290)          (1,916)            -
    Additions to deferred financing costs                                      (729)            (542)      (3,138)
    Proceeds from sale of common stock                                         3,225               72       10,006
    Redemption of common stock                                              (12,060)            (382)         (74)
    Dividends paid                                                                 -          (6,334)      (6,068)
                                                                       -------------    -------------   ------------
NET CASH PROVIDED BY (USED IN)  FINANCING ACTIVITIES                           9,374         (35,922)     (15,612)
                                                                       -------------    -------------   ------------
(DECREASE) INCREASE IN CASH AND CASH EQUIVALENTS                               (542)            1,961        (387)
Cash and cash equivalents at beginning of period                               3,219            1,258        1,645
                                                                       -------------    -------------   ------------
CASH AND CASH EQUIVALENTS AT END OF PERIOD                                  $  2,677          $ 3,219     $  1,258
                                                                       =============    =============   ============
SUPPLEMENTAL CASH FLOW INFORMATION
Cash paid for interest (net of amount capitalized)                          $ 17,892         $ 14,932     $ 19,599
                                                                       =============    =============   ============
Cash paid for income taxes                                                  $ 22,591         $ 20,791     $ 21,709
                                                                       =============    =============   ============

See notes to consolidated financial statements

AMERISTEEL CORPORATION & SUBSIDIARY
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
MARCH 31, 2000, 1999 AND 1998

NOTE A -- BASIS OF PRESENTATION

         The consolidated financial statements include the accounts of AmeriSteel Corporation, a Florida corporation and its wholly owned subsidiary (AmeriSteel Finance Corporation, a Delaware corporation) (together, the "Company") after elimination of all significant intercompany balances and transactions.

         The Company is a majority owned subsidiary of FLS Holdings, Inc. (FLS), whose only business is to own common stock of the Company. FLS was a wholly owned subsidiary of Kyoei Steel, Ltd. (Kyoei), a private Japanese minimill company. In September 1999, Kyoei sold 88% of its interest in FLS to Brazilian steel manufacturer, Gerdau S.A. (Gerdau) through one of Gerdau's Canadian subsidiaries (Change in Control). As a result, Gerdau is the majority owner of the Company, with an indirect controlling interest of approximately 76%. Kyoei retains an indirect 10% minority interest in the Company while an institutional investor owns approximately 4% of the common stock of the Company. Executives and other employees own the remaining 10% of the Company's common stock. Push down accounting has not been applied to the financial statements of the Company as a result of the Change of Control, therefore the historical cost basis of the Company's assets have not been changed.

         In March 2000, the Board of Directors approved changing the fiscal year end of the Company from March 31 to December 31 effective for the period ending December 31, 2000. For comparative purposes, and to be consistent with prior periods, all references to future fiscal years in these notes refer to periods ending March 31 of that year.

NOTE B -- SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

         Credit Risk: The Company extends credit, primarily on a basis of 30-day terms, to various customers in the steel distribution, fabrication and construction industries. The Company performs periodic credit evaluations of its customers and generally does not require collateral. Credit losses, net of recoveries, for fiscal years 2000, 1999, and 1998 have been approximately $871,000, $566,000, and $(28,000), respectively.

         Business Segments: The Company is engaged in two primary business segments, steel production and fabrication, both primarily for use in construction and industrial markets. In the years ended March 31, 2000, 1999 and 1998, export sales were less than 1% of total sales.

         Revenue Recognition: Revenues are recognized as product is shipped to customers.

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

         Interest costs for property, plant and equipment construction expenditures of approximately $1.1 million and $0.2 million were capitalized for the years ended March 31, 2000 and 1999, respectively. For financial reporting purposes, the Company provides for depreciation of property, plant and equipment using the straight-line method over the estimated useful lives of 20 to 30 years for buildings and improvements and 4 to 15 years for other equipment.

         Restricted IRB Funds: The Company accounts for restricted funds received from the proceeds of Industrial Revenue Bonds (IRBs) within Property, Plant and Equipment until such funds have been spent. As of March 31, 2000 and 1999, the Company had $0 and $1.5 million, respectively, of such restricted IRB funds on its balance sheet.

AMERISTEEL CORPORATION & SUBSIDIARY
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS -- (CONTINUED)

         Goodwill: Goodwill consists of the excess of purchase price over the fair value of acquired assets and liabilities. Goodwill is stated at cost less accumulated amortization of $30.1 million and $25.7 million at March 31, 2000 and 1999, respectively. Goodwill is being amortized over a 25-year period.

         Deferred Financing Costs: Deferred financing costs are reflected net of accumulated amortization and are amortized over the term of the respective debt instruments, which range from 5 to 22 years from the debt inception date. The Company incurred financing costs of approximately $0.7 million and $0.5 million in fiscal 2000 and fiscal 1999, respectively, related to refinancing of long term debt (see "Note D").

         Income Taxes: Income taxes are accounted for using Statement of Financial Accounting Standards No. 109, "Accounting for Income Taxes," which establishes financial accounting and reporting standards for the effects of income taxes that result from a company's activities.

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

                                                            2000             1999             1998
                                                           ------          -------           ------
         Basic weighted average number of common shares    10,487           10,561           10,103
         Dilutive effect of options outstanding                82              102               71
                                                           ------          -------           ------
         Diluted weighted average number of common and
           common equivalent shares outstanding            10,569           10,663           10,174
                                                           ======          =======           ======

         The Company's previously reported primary earnings per common share and fully diluted earnings per common share for fiscal 1998 did not differ from the basic earnings per common share and the diluted earnings per common share, respectively, calculated under SFAS 128.

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

         Reclassifications: Certain amounts in the fiscal 1999 and 1998 financial statements have been reclassified to conform to the fiscal 2000 financial statement presentation.

AMERISTEEL CORPORATION & SUBSIDIARY
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS -- (CONTINUED)

NOTE C -- INVENTORIES

         Inventories consist of the following:
                                                                                MARCH 31,   MARCH 31,
                                                                                  2000                1999
                                                                                  ----                ----
                                                                                      ($ in thousands)
Finished goods                                                                  $  96,165          $  72,688
Work in-process                                                                    14,818             16,565
Raw materials and operating supplies                                               36,081             32,565
                                                                                   ------             ------
                                                                                 $147,064           $121,818
                                                                                 ========           ========

NOTE D -- BORROWINGS

         Long-term borrowings consist of the following:
                                                                           MARCH 31,   MARCH 31,
                                                                            2000          1999
                                                                           -----          ----
                                                                              ($ in thousands)
Revolving Credit Agreement                                               $89,130          $13,690
Industrial Revenue Bonds                                                  33,195           34,395
364-Day Facility                                                          90,000                0
Senior Notes                                                               1,000          130,000
TVA Loan                                                                   1,357                0
Capital Lease                                                                297                0
Subordinated Intercompany Note                                                 0           16,666
                                                                        --------         --------
    Total borrowings                                                     214,979          194,751
Less current maturities                                                   90,311            3,333
                                                                        --------         --------
    Total long-term borrowings                                          $124,668         $191,418
                                                                        ========         ========

         On July 14, 1998, the Company amended its Revolving Credit Agreement by, among other things, extending its maturity to July 2003, lowering the interest rate, increasing the facility from $140 million to $150 million and removing the "borrowing base" test. Letters of credit are subject to an aggregate sublimit of $50 million. The Revolving Credit Agreement contains certain covenants including, among other restrictions, financial ratios and limitations on indebtedness, liens, investments and disposition of assets and dividends. It is collateralized by first priority security interests in substantially all accounts receivable and inventory of the Company. The Company continued to be in compliance with these covenants throughout fiscal 2000. Loans under the Revolving Credit Agreement bear interest at a per annum rate equal to one of several rate options (LIBOR, Fed Funds, or Cost of Funds) based on the facility chosen at the time of borrowing plus an applicable margin determined by tests of performance from time to time. The effective interest rate at March 31, 2000 was 6.9%.

         The Company's IRBs were issued to obtain funding to construct facilities in Jackson, Tennessee; Charlotte, North Carolina; Jacksonville, Florida; and Plant City, Florida. The interest rates on these bonds range from 50% to 75% of the prime rate. $1.5 million of the IRBs matured in November 1998. $9.4 million of the IRBs matures in fiscal 2004, $3.8 million matures in fiscal 2015 and the remaining $20.0 million matures in fiscal 2018. The $5.0 million IRBs maturing in fiscal 2015 were issued in September 1997 for construction of a facility at the Jackson mill to recycle emission control dust (EC dust). Of this amount, $1.2 million was unused for construction purposes and repaid in October 1999. Irrevocable letters of credit issued pursuant to the Revolving Credit Agreement backs the IRBs. As of March 31, 2000, the Company had approximately $34.8 million of outstanding letters of credit, primarily for IRBs, insurance-related matters and surety bonds. Interest on the IRBs was approximately 4.6% at March 31, 2000.

         The 364-Day Facility bears terms and conditions similar to the Revolving Credit Agreement but matures January 18, 2001 and is secured by a lien on the Company's Charlotte Mill property, plant and equipment. The 364-Day Facility was used to fund the redemption of $129 million, face value of Senior Notes as a result of change of control provisions in the notes, and to repay the Subordinated Intercompany Note, also due to the change of control. The 364-Day Facility bears variable interest based on leverage ratios which was approximately 7.6% at March 31, 2000. The 364-Day Facility is classified as a current liability.

AMERISTEEL CORPORATION & SUBSIDIARY
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS -- (CONTINUED)

         On April 3, 1998 the Company issued $130 million Senior Notes which originally matured on April 15, 2008. On December 23, 1999, $129 million face value Senior Notes were redeemed at 101% of face value due to a change of control provision in the notes. The Company incurred an extraordinary pretax charge of $1.3 million for the call premium associated with the Change of Control put as well as $2.5 million for the write-off of deferred financing costs associated with the redeemed notes. The redemption was funded with $70 million provided by the 364-Day Facility and $60 million provided from the Revolving Credit Agreement. Due to the Change of Control put, only $1 million of the Senior Notes remain outstanding and are due to a related party. The Senior Notes are senior unsecured obligations of the Company, and rank pari passu in right of payment with all current and future unsubordinated indebtedness. Fixed 8.75% interest on the Senior Notes is paid semiannually on April 15 and October 15.

         The TVA Loan represents a $1.5 million note payable to the Tennessee Valley Authority that amortizes over seven years and is secured by certain equipment at the Knoxville, Tennessee mill.

         The Capital Lease was used to purchase equipment at the Knoxville mill.

         The maturities of long-term borrowings for the fiscal years subsequent to March 31, 2000 are as follows:

                           FISCAL                    AMOUNT
                           ------                    ------
                                    ($ in thousands)
                           2000                     $ 90,348
                           2001                          349
                           2002                          212
                           2003                          220
                           2004                          228
                           Thereafter                123,622
                                                     -------
                                                    $214,979

NOTE E -- INCOME TAXES

         The provision for income taxes for each year ended March 31 is comprised of the following amounts:

                        2000               1999             1998
                        ----               ----             ----
                                    ($ in thousands)
Currently payable:
         Federal       $19,691          $17,589           $20,940
         State           4,238            3,036             2,960
                         -----            -----             -----
                        23,929           20,625            23,900
Deferred benefit:
         Federal        (1,344)          (1,849)           (1,700)
         State            (149)            (151)             (200)
                          -----            -----             -----
                        (1,493)          (2,000)           (1,900)
                        -------          -------           -------
                       $22,436          $18,625           $22,000
                       ========         =======           =======

         A reconciliation of the difference between the effective income tax rate for each year ended March 31 and the statutory federal income tax rate follows:
                                         2000              1999         1998
                                         ----              ----         ----
                                                    ($ in thousands)
Tax provision at statutory rates        $18,118          $15,269       $18,299
State income taxes, net of federal
   income tax effect                      2,478            1,790         2,142
Goodwill amortization                     1,437            1,446         1,445
Other items, net                            403              120           114
                                        -------          -------      --------
                                        $22,436          $18,625       $22,000
                                        =======          =======      ========

AMERISTEEL CORPORATION & SUBSIDIARY
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS -- (CONTINUED)

         The components of the deferred tax assets and liabilities consisted of the following at March 31:

                                                       2000             1999
                                                       ----             ----
                                                        ($ in thousands)
DEFERRED TAX ASSET
  Allowance for doubtful accounts                 $      591      $        390
  Worker's compensation accrual                          853               979
  Employee benefits and related accruals               3,705             3,074
  Environmental remediation accrual                       --             2,315
  Federal net operating loss carryforward                 --               551
  Pension accrual                                      4,221             3,394
  Post retirement benefits accrual                     3,557             3,454
  Property taxes                                         148                --
  Investment writedown                                   367                --
  Other                                                  288                --
                                                     -------          --------
                                                      13,730            14,157
                                                     -------          --------
DEFERRED TAX LIABILITY
  Inventories                                           (413)               --
  Property, plant and equipment                      (52,926)          (55,331)
  Assets held for sale                                (2,182)           (1,799)
  Environmental remediation accrual                     (116)               --
  Property taxes                                          --              (427)
                                                    --------            -------
                                                     (55,637)          (57,557)
                                                     --------         ---------
NET DEFERRED TAX LIABILITY                          $(41,907)         $(43,400)
                                                    =========         =========

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

AMERISTEEL CORPORATION & SUBSIDIARY
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS -- (CONTINUED)

         The following table summarizes the accumulated pension benefits and postretirement medical benefit obligations included in the Company's consolidated statements of financial position:

                                                               Pension Benefits             Postretirement Medical
                                                         Fiscal 2000      Fiscal 1999     Fiscal 2000     Fiscal 1999
                                                                               ($ in thousands)
Components of net periodic benefit cost
Service cost                                                 $ 3,443         $ 2,985            $  216           $  228
Interest cost                                                  7,477           6,910               519              553
Expected return on plan assets                               (8,890)         (8,258)                 -                -
Amortization of prior service cost                              (35)            (35)              (11)             (11)
Recognized actuarial gain                                          -               -              (19)              (5)
                                                       ------------- --------------- ----------------- ----------------
Net periodic benefit cost                                    $ 1,995         $ 1,602            $  705           $  765
                                                       ============= =============== ================= ================

Change in benefit obligations
Benefit obligation at beginning of year                     $109,224        $ 97,531           $ 8,297          $ 8,588
Service cost                                                   3,443           2,985               216              228
Interest cost                                                  7,477           6,910               519              553
Plan participants' contributions                                   -               -               393              406
Amendments                                                         -               -                 -            (165)
Actuarial (gain) loss                                        (5,894)           6,510             (664)            (127)
Benefits and administrative expenses paid                    (5,624)         (4,712)           (1,190)          (1,186)
                                                       ------------- --------------- ----------------- ----------------
Benefit obligation at end of year                           $108,626       $ 109,224           $ 7,571          $ 8,297
                                                       ============= =============== ================= ================

Change in plan assets
Fair value of plan assets at beginning of year               $99,638       $ 102,537           $     -          $     -
Actual return on plan assets                                  10,694           1,813                 -                -
Employer contribution                                              -               -               797              779
Plan participants' contributions                                   -               -               393              406
Benefits and administrative expenses paid                    (5,625)         (4,712)           (1,190)          (1,185)
                                                       ------------- --------------- ----------------- ----------------
Fair value of plan assets at end of year                    $104,707        $ 99,638           $     -          $     -
                                                       ============= =============== ================= ================

Reconciliation of funded status - March 31
Funded status                                               $(3,918)        $(9,586)          $(7,571)         $(8,297)
Unrecognized prior service cost                                (284)           (319)                 -                -
Unrecognized actuarial (gain) loss                           (6,512)           1,186             (143)            (154)
                                                     --------------- --------------- ----------------- ----------------
Net amount recognized                                      $(10,714)        $(8,719)          $(7,714)         $(8,451)
                                                     =============== =============== ================= ================

         The weighted average discount rates used in determining the actuarial present value of the accumulated pension benefit obligations were 7.75% and 7.00%, for the years ended March 31, 2000 and 1999, respectively. The rate of increase in future compensation levels was 4.5% for both years. The expected rate of return on plan assets was 9.5% for the years ended March 31, 2000 and 1999.

         The weighted average discount rate used in determining the accrued post retirement medical benefit obligation was 7.75% for fiscal 2000 and 7.00% for fiscal 1999. The gross medical trend rate was assumed to be 9.27% in 1999 and dropping .346% per year to 6.5% in 2007; 6.0% in 2008 and beyond for pre-65 retirees that retired before January 1, 1994, and 7.5% decreasing by .5% per year to 5.5% in 2003 and beyond for post-65 retirees that retired before January 1, 1994. For retirees on or after January 1, 1994, the trend rate is the same until the Company's expected costs are double the 1992 costs, and 0% thereafter. At that point, the retirees will pay future increases in the medical trend. The health care cost trend rate assumption has a significant effect on the amount of the obligation reported.

         The incremental effect of a 1% increase in the medical trend rate would result in an increase of approximately $180 thousand and $22 thousand to the accrued post retirement benefit obligation and service cost plus interest cost, respectively, as of and for the year ended March 31, 2000.

AMERISTEEL CORPORATION & SUBSIDIARY
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS -- (CONTINUED)

         The Company has an unfunded Supplemental Benefits Plan, which is a nonqualified plan that provides a certain officer defined pension benefits in excess of limits imposed by federal tax laws. The charges to income under the Supplemental Benefits Plan for the years ended March 31, 2000, 1999 and 1998 were approximately $781 thousand, $88 thousand and $107 thousand, respectively.

         The Company also has a voluntary savings plan available to substantially all of its employees. Under this plan, the Company contributes amounts based upon a percentage of the savings paid into the plan by employees. The Company matches 50% of the employees' contributions up to 4% of employees' salaries. Costs under this plan were $1.7 million, $1.5 million, and $1.3 million for the years ended March 31, 2000, 1999 and 1998, respectively.

NOTE G -- COMMON STOCK

         The Company has authority under its Articles of Incorporation to issue up to 100,000,000 shares of Class A Common Stock, par value $.01 per share, and up to 22,000,000 shares of Class B Common Stock, par value $.01 per share (together referred to as "Common Stock"). Shares of Class A Common Stock and shares of Class B Common Stock generally carry the same rights, powers, preferences, privileges and limitations, except that Class A Common Stock has one vote per share while Class B Common Stock has two votes per share. Concurrent with the Change of Control, all Class B common stock of the Company automatically converted to Class A common stock.

         The Company declared and paid $0.60 per share dividends to its stockholders in March 1999 and March 1998, totaling $6.3 million and $6.1 million, respectively. No dividends were declared or paid in fiscal 2000.

         In fiscal 2000, the Board of Directors approved a Stock Purchase/SAR Plan (the SAR Plan) available to essentially all employees. The SAR Plan authorizes 100,000 shares of common stock to be sold to employees during three offering periods, July through September in each of 1999, 2002 and 2005. Employees who purchased stock were awarded stock appreciation rights (SARs) equal to four times the number of shares purchased. A total of 42,321 shares were sold under the SAR Plan at a purchase price of $15.30 per share, with 33,776 of these shares outstanding as of March 31, 2000. SARs were granted at fair value at the date of the grant, determined based on an independent appraisal as of the end of the previous fiscal year-end. A total of 169,284 SARs were granted under the SAR Plan, with 135,104 of these rights outstanding as of March 31, 2000. The SARs become exercisable at the rate of 25% annually from the grant date and may be exercised for 10 years from the grant date.

         In fiscal 1996, the Board of Directors approved a Stock Purchase/Option Plan (the Purchase Plan) available to essentially all employees. Employees who purchased stock were awarded stock options equal to six times the number of shares purchased. A total of 37,689 shares were sold under the Purchase Plan at a purchase price of $10.63 per share, with 1,047 of these shares outstanding as of March 31, 2000. The options were granted at fair value at the date of the grant, determined based on an independent appraisal as of the end of the previous fiscal year-end. A total of 226,134 options were granted under the Purchase Plan, with 4,788 of these options outstanding as of March 31, 2000. No options remain available for future grant. The issued options became one third vested two years from the grant date, another one-third vested three years from the grant date and the remaining balance vested four years from the grant date. Options may be exercised for 10 years from the grant date.

         During fiscal 1996, the Board of Directors also approved the AmeriSteel Corporation Equity Ownership Plan (the Equity Ownership Plan) which provides for grants of common stock, options to purchase common stock and SARs up to 438,852 shares. The Company has granted 261,800 incentive stock options and 52,100 shares of common stock under the Equity Ownership Plan through March 31, 2000, with 176,191 incentive stock options and 40,335 shares of common stock outstanding at March 31, 2000. All issued options and shares of issued common stock become one third vested two years from the grant date, another one-third vested three years from the grant date and the remaining balance vested four years from the grant date. All grants were at the fair market value of the common stock on the grant date, determined based on an independent appraisal as of the end of the previous fiscal year-end. Options may be exercised for 10 years from the grant date.

AMERISTEEL CORPORATION & SUBSIDIARY
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS -- (CONTINUED)

         The Company accounts for its stock-based compensation plans under Accounting Principles Board Opinion No. 25 (APB 25) and related interpretations. No compensation expense has been recognized related to the issuance of common stock or stock options. However, the Company may incur compensation expense in the future related to its common stock and stock options depending on optionee exercise and holding periods. Compensation expense related to SARs has been recognized in the consolidated statements of income since the SARs are variable plan awards. In October 1995, the Financial Accounting Standards Board issued Statement of Financial Accounting Standards No. 123, "Accounting for Stock-Based Compensation" (SFAS 123), which allows companies to continue following the accounting guidance of APB 25, but requires pro forma disclosure of net income and earnings per share for the effects on compensation expense had the accounting guidance of SFAS 123 been adopted.

         For SFAS 123 purposes, the fair value of each option grant under the Equity Ownership Plan and Purchase Plan has been estimated as of the date of the grant using a minimum value calculation with the following weighted average assumptions: risk-free interest rate of 6.0, 4.9 and 6.5 percent in fiscal 2000, 1999 and 1998, respectively; expected life of 7 years in fiscal 2000, 1999 and 1998; and dividend rate of three percent for fiscal 2000 and 1999 and zero percent for fiscal 1998. Using these assumptions, the fair value of the stock options granted in fiscal 2000, 1999 and 1998 is $131,658, $66,853, and $311,915, respectively, which would be amortized as compensation expense over the vesting period of the options.

         Had compensation cost been determined consistent with SFAS 123, utilizing the assumptions detailed above, the Company's net income and earnings per share would have been changed to the following pro forma amounts:

                                                   2000       1999     1998
                                                   ----       ----     ----
Net Income:
     As reported                                 $29,330    $25,000   $30,282
     Pro forma                                    29,213     24,816    30,101

Earnings per common share:
     Basic earnings per common share -
         As reported                               $2.80      $2.37     $3.00
         Pro forma                                  2.79       2.34      2.98

Earnings per common share:
     Diluted earnings per common share and
       common equivalent -
         As reported                               $2.78      $2.34     $2.98
         Pro forma                                  2.76       2.31      2.96

AMERISTEEL CORPORATION & SUBSIDIARY
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS -- (CONTINUED)

         The following tables summarize stock option activity for the years ended March 31, 2000, 1999 and 1998:

                              Equity Ownership Plan
                              ---------------------

                                    Number      Weighted-      Number        Weighted-       Number       Weighted-
                                      of        Average          of           Average          of          Average
                                    Shares      Exercise       Shares        Exercise        Shares       Exercise
                                                  Price                        Price                        Price
                                      2000        2000          1999           1999           1998          1998
                                      ----        ----          ----           ----           ----          ----
Outstanding, beginning of year
                                      172,700     $14.58      147,500          $12.99        78,300        $12.50

Granted                                56,850      18.00       40,850           20.00        72,750         13.50
Exercised                            (45,981)      12.85      (1,898)           12.50             -             -
Forfeited                             (7,378)      16.01     (13,752)           13.86       (3,550)         12.65
                                      -------                --------                       -------

Outstanding, end of year              176,191      16.08      172,700           14.58       147,500         12.99
                                      -------                 -------                       -------

Options vested at year-end             44,370     $12.84       27,100          $12.50         4,000        $12.50

Weighted-average fair value of
   options granted during the
   year                                     -      $2.77            -           $1.93             -         $5.26

                                  Purchase Plan
                                  -------------

                                    Number      Weighted-     Number        Weighted-       Number       Weighted-
                                      of        Average         of           Average          of          Average
                                    Shares      Exercise      Shares        Exercise        Shares       Exercise
                                                  Price                       Price                        Price
                                      2000        2000         1999           1999           1998          1998
                                      ----        ----         ----           ----           ----          ----
Outstanding, beginning of year
                                   167,241      $12.50      180,474          $12.50       194,778         $12.50

Granted                                  -           -            -               -             -              -
Exercised                        (158,769)       12.50      (3,883)           12.50         (460)          12.50
Forfeited                          (3,684)       12.50      (9,350)           12.50      (13,844)          12.50
                                   -------                  -------                      --------

Outstanding, end of year
                                     4,788      $12.50      167,241          $12.50       180,474         $12.50
                                     -----                  -------                       -------

Options vested at year-end
                                     4,788      $12.50      111,494          $12.50        60,158         $12.50
                                     -----                  -------                        ------

         The weighted-average remaining contractual life of the options under the Equity Ownership Plan and the Purchase Plan as of March 31, 2000 is 7.81 years and 5.5 years, respectively.

NOTE H -- INCENTIVE COMPENSATION PLANS

         In 1989, the Board of Directors approved a short-term incentive plan to reward key employees who are significant to the Company's long-term success. The awards are based on the Company's actual operating results, as compared to targeted results. The plan provides for annual distributions to participants based on that relationship. The plan is amended annually by the Board of Directors to reflect changes in expected operating results, and to adjust target results accordingly. The fiscal 2000, 1999 and 1998 plans were based on actual return on capital employed as compared to target return on capital employed. The award was $4.4 million for fiscal 2000, $3.6 million for fiscal 1999, and $4.0 million for fiscal 1998, which amounts were included in salaries, wages and employee benefits.

AMERISTEEL CORPORATION & SUBSIDIARY
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS -- (CONTINUED)

         On March 18, 1999, under the Equity Ownership Plan, the Company granted 500,000 SARs to key executives. As a result of the Change of Control, the SARs became vested and were exercised, resulting in a non-recurring charge of $7.7 million which was recorded as Other Operating Expense in the quarter ended September 30, 1999.

         In fiscal 2000, the Board of Directors approved a long-term incentive plan available to executive management (the "Stakeholder Plan") to ensure the Company's senior management's interest is congruent with the Company's shareholders. Awards are based on the Company's return on capital employed. Earned awards are vested and paid out over a period of four years.


NOTE I -- ENVIRONMENTAL MATTERS

         As the Company is involved in the manufacture of steel, it produces and uses certain substances that may pose environmental hazards. The principal hazardous waste generated by current and past operations is EC dust, a residual from the production of steel in electric arc furnaces. Environmental legislation and regulation at both the federal and state level over EC dust is subject to change, which may change the cost of compliance. While EC dust is generated in current production processes, such EC dust is being collected, handled and disposed of in a manner which management believes meets all current federal and state environmental regulations. The costs of collection and disposal of EC dust are being expensed as operating costs when incurred. In addition, the Company has handled and disposed of EC dust in other manners in previous years, and is responsible for the remediation of certain sites where such EC dust was generated and/or disposed.

         In general, the Company's estimate of the remediation costs is based on its review of each site and the nature of the anticipated remediation activities to be undertaken. The Company's process for estimating such remediation costs includes determining for each site the expected remediation methods, and the estimated cost for each step of the remediation. In all such determinations, the Company employs outside consultants and providers of such remedial services to assist in making such determinations. Although the ultimate costs associated with the remediation are not known precisely, the Company has estimated the total remaining costs to be approximately $3.2 million with these costs recorded as a liability as of March 31, 2000. Of this amount, the Company expects to pay approximately $1.3 million within one year.

         The Tampa mill site contained slag and soil that was contaminated with EC dust and polychlorinated biphenyl ("PCBs") generated by past operations. The volume and mass estimates of the contamination was based on analytical data from soil borings, soil samples and groundwater-monitoring wells. The remediation approach selected by the Company, excavation and on-site treatment and disposal, was approved, and a permit issued, by the U.S. Environmental Protection Agency during fiscal 1996 and by the Florida Department of Environmental Protection
(EPA) during fiscal 1998 and the Company received a signed Consent Order in fiscal 1998. The remediation work is nearing completion. The Company is responsible for the total remediation costs and currently estimates the remaining costs to be approximately $1.1 million for this site. The Company expects cleanup at this site to be substantially completed during fiscal 2001.

         The Sogreen site, a third party site, contained EC dust from the Company that was shipped to the site for recycling. The Company has been named as a potentially responsible party (PRP) for this site, and thus its estimated share of the remediation costs was approximately 43% of the total estimated remediation cost of approximately $4.3 million. The estimate includes the cost of soil remediation and groundwater remediation based on an approach approved by the Georgia Environmental Protection Division. If the other PRPs were not to fulfill their obligations, the Company's management believes that the impact of additional future costs attributable to the Sogreen site on the Company's results of operations, financial condition and liquidity, would not be significant. The cleanup at this site was substantially completed during fiscal 1999.

AMERISTEEL CORPORATION & SUBSIDIARY
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS -- (CONTINUED)

         The Stoller site, a third party site, contained EC dust and other wastes from other PRPs and EC dust from the Company that was sent for recycling. The Company was named as a PRP for this site. Outside contractors measured the remediation volumes and masses during the cleanup process. On-site treatment, disposal and construction of a vault cap were completed by the PRPs under a consent order with the State of South Carolina. The soil cleanup at this site was completed during fiscal 1999. A Settlement Agreement was lodged by the State of South Carolina with the Federal Court in 1997. The Settlement Agreement contains an allocation which attributes approximately 2% of the remaining estimated $10 million groundwater remediation cost to the Company. The non-participating PRPs have intervened in the pending court proceedings to contest approval of the Agreement. In August 1999, the Federal Court ruled the Administrative Record was not sufficient to make a ruling on the Settlement Agreement. The Federal Court litigation is currently stayed. The State of South Carolina and all interested PRPs are currently in mediation with a mediator provided by the EPA with a goal of obtaining a global settlement of all financial responsibilities of the site.

         Based on past use of certain technologies and remediation methods by third parties, evaluation of those technologies and methods by the Company's consultants and third-party estimates of costs of remediation-related services provided to the Company or which the Company and its consultants are aware, the Company and its consultants believe that the Company's cost estimates are reasonable. Considering the uncertainties inherent in determining the costs associated with the clean-up of such contamination, including the time periods over which such costs must be paid, the extent of contribution by parties which are jointly and severally liable, and the nature and timing of payments to be made under cost sharing arrangements, there can be no assurance the ultimate costs of remediation may not be greater or less than the estimated remediation costs.

         The Company constructed a facility at the Jackson, Tennessee mill site to utilize a technology developed to recycle the Company's EC dust, which is regulated as a hazardous waste due to the presence of heavy metals. The facility has a design capacity to recycle up to 30,000 tons of EC dust per year. The Company's four steel mills currently generate approximately 25,000 tons of EC dust per year. The facility was originally designed to recycle the EC dust in two stages. In the first stage, the dust is fed into a rotary hearth furnace where the zinc in the dust is vaporized and collected as crude zinc oxide. The residual of the dust exits the furnace in the form of a reduced iron unit that is fed into the electric arc furnace as a scrap substitute. In the second stage of the process, the crude zinc oxide is fed into a wet chemical process to extract lead and cadmium and produce a high quality saleable zinc oxide. In fiscal 1999, the Company ceased processing in the second stage. The Company concluded that operation of the wet side process could not be commercially developed without significant additional capital expenditures. The Company is currently utilizing the first stage of the process to recycle essentially all of the Company's EC dust and is selling the crude zinc oxide produced in the process to third parties. In the quarter ending December 31, 1998, the Company recorded a non-cash write down of approximately $5.9 million for equipment associated with the second stage of the process. The Company's policy for the facility is to depreciate the facility over its expected useful life of 14 years and to periodically evaluate the remaining life and recoverability of the equipment. The write-down was recorded in other operating expense in fiscal 1999. The net book value of the facility at March 31, 2000 is approximately $13.5 million.

NOTE J -- COMMITMENTS

Operating Leases

         The Company leases certain equipment and real property under non-cancelable operating leases. Aggregate future minimum payments under these leases are as follows:

                       FISCAL                             AMOUNT
                       ------                             ------
                                                      ($ in thousands)

                       2001                               $  3,300
                       2002                                   2,957
                       2003                                   2,679
                       2004                                   2,123
                       2005                                     970
                       Thereafter                               321
                                                          ---------
                                                          $  12,350
                                                          =========

AMERISTEEL CORPORATION & SUBSIDIARY
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS -- (CONTINUED)

         Total rent expense was approximately $4.1 million, $4.1 million, and $3.7 million, for the years ended March 31, 2000, 1999 and 1998, respectively.

Service Commitments

         The Company has long-term contracts with several raw material suppliers. The Company typically realizes lower costs and improved service from these contracts. The Company believes these raw materials would be readily available in the market without such contracts.

Litigation

         The Company is defending various claims and legal actions that are common to its operations. While it is not feasible to predict or determine the ultimate outcome of these matters, none of them, in the opinion of management, will have a material effect on the Company's financial position or results of operations.

NOTE K - UNUSUAL CHARGES AND CREDITS

         In fiscal 1998, the Company realized unusual charges and credits consisting of a one-time gain of $1.8 million on the disposition of certain assets held for sale; receipt of $6.8 million in connection with an insurance settlement; $1.2 million in expenses associated with the cancelled initial public offering and debt restructuring in December 1997; and a $1.4 million charge related to startup expenses associated with the Company's electric arc furnace dust processing facility. These items were recorded in selling and administrative expenses.

NOTE L -- OTHER OPERATING EXPENSES

         Other operating expenses for fiscal 2000 includes non-recurring gains of $5.8 million from cash settlements from graphite electrode suppliers offset by $8.3 million in charges relating to accelerated vesting in stock appreciation rights and other charges relating to the Change of Control. Other operating expenses for fiscal 1999 includes a non-recurring gain of $5.8 million from cash settlements from graphite electrode suppliers offset by a $5.9 million equipment write-down recorded for certain non-productive assets at the Company's electric arc furnace dust processing facility.

NOTE M - SEGMENT INFORMATION

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

AMERISTEEL CORPORATION & SUBSIDIARY
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS -- (CONTINUED)

         Operational results and other financial data for the two manufacturing segments for the years ended March 31, 2000, 1999 and 1998 are presented below (in thousands):

                                                                                   Steel
Year Ending March 31, 2000                               Mill Operations        Fabrication          Total Segments
Revenue from external customers                                   $ 427,192            $ 279,582            $ 706,774
Intracompany revenues                                               178,364                   --              178,364
Depreciation and amortization expense                                22,821                3,626               26,447
Segment profit                                                       51,733               31,070               82,803
Segment assets                                                      469,522              114,075              583,597
Additions to long-lived assets                                       38,754                3,019               41,773

                                                                                  Steel
Year Ending March 31, 1999                              Mill Operations        Fabrication          Total Segments

Revenue from external customers                                   $ 447,963            $ 223,513            $ 671,476
Intracompany revenues                                               158,663                   --              158,663
Depreciation and amortization expense                                22,621                2,719               25,340
Segment profit                                                       53,762               13,411               67,173
Segment assets                                                      437,018               83,648              520,666
Additions to long-lived assets                                       21,527                3,550               25,077


                                                                                   Steel
Year Ending March 31, 1998                               Mill Operations        Fabrication          Total Segments

Revenue from external customers                                   $ 449,330            $ 215,236            $ 664,566
Intracompany revenues                                               150,730                   --              150,730
Depreciation and amortization expense                                20,251                2,516               22,767
Segment profit                                                       62,737                9,292               72,029
Segment assets                                                      451,656               85,254              536,910
Additions to long-lived assets                                       16,088                3,271               19,359

AMERISTEEL CORPORATION & SUBSIDIARY
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS -- (CONTINUED)

Reconciliation of reportable segments to consolidated total

                                                              Fiscal 2000         Fiscal 1999         Fiscal 1998
Revenues
Total segments revenues                                             $ 885,138           $ 830,139           $ 815,296
Elimination of intersegment revenues                                (178,364)           (158,663)           (150,730)
                                                          ------------------- ------------------- -------------------
   Consolidated revenues                                            $ 706,774           $ 671,476           $ 664,566
                                                          =================== =================== ===================

Depreciation and amortization
Total segments depreciation and amortization                          $26,447             $25,340             $22,767
Corporate depreciation and amortization                                 2,359               2,616               2,513
                                                          ------------------- ------------------- -------------------
   Consolidated depreciation and amortization                         $28,806             $27,956             $25,280
                                                          =================== =================== ===================

Profit
Total segments profit                                                 $82,803             $67,173             $72,029
Other profit or loss                                                    2,518                (37)                   -
Elimination of intersegment profits                                   (3,306)             (2,164)                 202
Unallocated amounts:
   Other corporate (expense) income                                  (11,626)             (1,720)                 477
   Unallocated interest expense                                      (14,812)            (16,229)            (20,426)
   Unallocated taxes                                                 (23,922)            (19,950)            (22,000)
   Extraordinary items                                                (2,325)             (2,073)                   -
                                                          ------------------- ------------------- -------------------
   Consolidated profit                                                $29,330             $25,000             $30,282
                                                          =================== =================== ===================

Assets
Total segments assets                                               $ 583,597           $ 520,666           $ 536,910
Elimination of intersegment receivables                              (17,389)           (214,418)           (191,692)
Other unallocated assets                                               29,627             239,535             216,912
                                                          ------------------- ------------------- -------------------
   Consolidated assets                                              $ 595,835           $ 545,783           $ 562,130
                                                          =================== =================== ===================

Expenditures for long-lived assets
Total segments expenditures                                           $41,773             $25,077             $19,359
Corporate expenditures                                                    556                 506               1,748
                                                          ------------------- ------------------- -------------------
   Consolidated expenditures for
      long-lived assets                                               $42,329             $25,583             $21,107
                                                          =================== =================== ===================

AMERISTEEL CORPORATION & SUBSIDIARY
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS -- (CONTINUED)

NOTE N - QUARTERLY DATA

    The following table sets forth certain unaudited quarterly financial data for each of the last eight quarters. The information has been derived from unaudited financial statements that, in the opinion of management, reflect all adjustments, consisting only of normal recurring adjustments, necessary for the fair presentation of such quarterly financial information.

    The operating results for any quarter are not necessarily indicative of the results to be expected for any future period.

                     June 30,    September   December    March 31,   June 30,    September    December    March 31,
                       1998      30, 1998    31, 1998      1999        1999      30, 1999     31, 1999      2000
                       ----      --------    --------      ----        ----      --------     --------      ----
Revenue.............  $ 189,403   $ 176,061   $ 148,595   $ 157,417   $ 187,240   $ 182,930    $ 163,165  $ 173,439
Cost of sales.......    159,579     152,458     123,915     132,339     153,641     150,595      136,588    149,274
                        -------     -------     -------     -------     -------     -------      -------    -------
Gross profit........     29,824      23,603      24,680      25,078      33,599      32,335       26,577     24,165
Selling, general,
  and
  administrative
  expenses..........      9,845       9,212      10,072      10,804      11,625      14,399        9,809     10,454
                          -----       -----      ------      ------      ------      ------        -----     ------
Income from
  operations........     19,979      14,391      14,608      14,274      21,974      17,936       16,768     13,711
Interest and
  deferred finance
  expenses..........      5,134       3,495       4,085       3,515       3,840       3,701        4,043      3,228
                          -----       -----       -----       -----       -----       -----        -----      -----
Income before
  income taxes
  and
  extraordinary
  item..............     14,845      10,896      10,523      10,759      18,134      14,235       12,725     10,483

Income taxes.......       6,193       4,652       4,508       4,597       7,687       6,102        5,496      4,637
                          -----       -----       -----       -----       -----       -----        -----      -----
Income before
  extraordinary
  item                    8,652       6,244       6,015       6,162      10,447       8,133        7,229      5,846

Extraordinary item      (2,073)          --          --          --          --          --      (2,325)         --
                        -------          --          --          --          --          --      -------         --
Net income (loss)       $ 6,579      $6,244      $6,015      $6,162     $10,447      $8,133       $4,904     $5,846
                        =======      ======      ======      ======     =======      ======       ======     ======
Income(loss)
  before
  extraordinary
  item per share:
  Diluted...........      $0.81       $0.58       $0.56       $0.58      $ 0.98       $0.76        $0.68      $0.58
                          =====       =====       =====       =====      ======       =====        =====      =====
Net income (loss)
  per share:
Diluted.............      $0.62       $0.58       $0.56       $0.58      $ 0.98       $0.76        $0.46      $0.58
                          =====       =====       =====       =====      ======       =====        =====      =====
Weighted average
  number of shares:
  Diluted (000s)....     10,681      10,675      10,672      10,663      10,635      10,714       10,568     10,476
                         ======      ======      ======      ======      ======      ======       ======     ======

In order to maintain consistency and comparability between periods, certain amounts have been reclassified from the previously reported financial statements to conform to the financial statements of the current period.

               REPORT OF INDEPENDENT CERTIFIED PUBLIC ACCOUNTANTS

To AmeriSteel Corporation:

We have audited the accompanying consolidated statements of financial position of AmeriSteel Corporation (a Florida corporation) and subsidiary as of March 31, 2000 and 1999, and the related consolidated statements of income, shareholders' equity and cash flows for each of the three years in the period ended March 31, 2000. These financial statements are the responsibility of the Company's management. Our responsibility is to express an opinion on these financial statements based on our audits.

We conducted our audits in accordance with auditing standards generally accepted in the United States. Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements. An audit also includes assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation. We believe that our audits provide a reasonable basis for our opinion.

In our opinion, the financial statements referred to above present fairly, in all material respects, the financial position of AmeriSteel Corporation and subsidiary as of March 31, 2000 and 1999, and the results of their operations and their cash flows for each of the three years in the period ended March 31, 2000, in conformity with accounting principles generally accepted in the United States.

Arthur Andersen LLP
Tampa, Florida,
April 28, 2000

     ITEM 9. CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND
                              FINANCIAL DISCLOSURES

         None.

                                    PART III
                                    --------

           ITEM 10. DIRECTORS AND EXECUTIVE OFFICERS OF THE REGISTRANT

         The information required with respect to Directors and Executive Officers is to be included in the Information Statement that will be submitted to shareholders prior to July 29, 2000, and is incorporated herein by reference.

                         ITEM 11. EXECUTIVE COMPENSATION

         The information required with respect to Executive Compensation is to be included in the Information Statement, which will be submitted to shareholders prior to July 29, 2000, and is incorporated herein by reference.

     ITEM 12. SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT

         The information required with respect to Security Ownership of Certain Beneficial Owners and Management is to be included in the Information Statement which will be submitted to shareholders prior to July 29, 2000, and is incorporated herein by reference.

             ITEM 13. CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS

         The information required with respect to Certain Relationships and Related Transactions is to be included in the Information Statement which will be submitted to shareholders prior to July 29, 2000, and is incorporated herein by reference.
                                     PART IV
                                     -------

    ITEM 14. EXHIBITS, FINANCIAL STATEMENT SCHEDULES, AND REPORTS ON FORM 8-K

(a)(1) The following financial statements of AmeriSteel Corporation as of the dates and for the periods indicated are filed as part of this report:

         Consolidated Statements of Financial Position            March 31, 2000 and March 31, 1999

         Consolidated Statements of Operations                    Years Ended March 31, 2000, March
                                                                       31, 1999 and March 31, 1998

         Consolidated Statements of Shareholder's Equity          Years Ended March 31, 2000, March
                                                                       31, 1999 and March 31, 1998

         Consolidated Statements of Cash Flows                    Years Ended March 31, 2000, March
                                                                       31, 1999 and March 31, 1998

         Consolidated Report of Independent Certified Public Accountants - April 28, 2000

    (2) The following financial statement schedules of AmeriSteel Corporation are filed as part of this report:
None

         All schedules for which provision is made in the applicable accounting regulation of the Securities and Exchange Commission are not required under the related instructions or are inapplicable and, therefore, have been omitted.

(b)      Reports on Form 8-K.

         During the quarter ended March 31, 2000 the Company filed a current report on Form 8-K dated March 23, 2000 to report a Change in Fiscal Year.

(c) The exhibits to this report are indexed below and are filed or incorporated by reference as part of this report:

EXHIBIT
NUMBER                          DESCRIPTION OF DOCUMENT
------                          -----------------------

3.1     -- Articles of Incorporation, as amended to date (incorporated by reference to Exhibit 3.1 to the Company's Registration Statement on Form S-1, as amended, Registration Statement No. 333-37679))
3.2     -- Amended and Restated Bylaws (incorporated by reference to Exhibit
           3.2 to the Company's Registration Statement on Form S-1, as amended, (Registration Statement No. 333-37679))
4.1     -- Indenture, dated as of April 3, 1998, by and among the Company,
           State Street Bank and Trust Company relating to $130,000,000 of the Company's 8 3/4% Senior Notes Due 2008 (incorporated by reference to
           Exhibit 4.1 to the Company's Registration Statement on Form S-4, as amended, (Registration Statement No. 333-55857))
10.1    -- AmeriSteel Equity Ownership Plan (incorporated by reference to
           Exhibit 10 to the Company's Annual Report on Form 10-K for the fiscal year ended March 31, 1996)
10.2    -- AmeriSteel Strategic Value Added Executive Short-Term Incentive
           Plan (incorporated by reference to Exhibit 10 to the Company's Annual Report on Form 10-K for the fiscal year ended March 31, 1996)
10.3    -- $150,000,000 Amended and Restated Credit Agreement dated July 14,
           1998 by and among the Company, NationsBank, National Association, The Bank of Tokyo-Mitsubishi, Ltd., First Union National Bank and certain other lenders (incorporated by reference to Exhibit 10.4 to the Company's Registration Statement on Form S-4, as amended (Registration Statement No. 333-55857))
10.4    -- $70,000,000 364 Day Credit Agreement dated October 20, 1999 by and among the Company, Bank of America, N.A., SunTrust Bank Tampa Bay and certain other lenders (incorporated by reference to Exhibit 10 to the Company's Interim Report on Form 10-Q for the period ended September 30, 1999)
10.5    -- Amendment Agreement No. 1 to 364 Day Credit Agreement dated
           October 20, 1999 by and among the Company, Bank of America, N.A., SunTrust Bank Tampa Bay and certain other lenders
10.6    -- AmeriSteel Stakeholder Plan
23      -- Consent of Arthur Andersen LLP
27      -- Financial Data Schedule (for SEC use only)

         Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

                                                                    AMERISTEEL CORPORATION

                                                                    By: /s/ Phillip E. Casey                 June 23, 2000
                                                                    --------------------------------------------------------------
                                                                    Phillip E. Casey, President and Chief Executive Officer


         Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the Registrant and in the capacities and on the dates indicated.

                         Name                                                         Title
-----------------------------------------------------------------       ----------------------------------------------------
/s/  Jorge Gerdau Johannpeter                  June 23, 2000            Chairman of the Board
-----------------------------------------------------------------
Jorge Gerdau Johannpeter                                Date


/s/  Phillip E. Casey                          June 23, 2000            President
-----------------------------------------------------------------       Chief Executive Officer; Director
Phillip E. Casey                                        Date


/s/  Frederico C. Gerdau Johannpeter           June 23, 2000            Director
-----------------------------------------------------------------
Frederico C. Gerdau Johannpeter                         Date


/s/  Klaus Gerdau Johannpeter                  June 23, 2000            Director
-----------------------------------------------------------------
Klaus Gerdau Johannpeter                                Date


/s/  Andre Bier Johannpeter                    June 23, 2000            Director
-----------------------------------------------------------------
Andre Bier Johannpeter                                  Date


/s/  Germano Gerdau Johannpeter                June 23, 2000            Director
-----------------------------------------------------------------
Germano Gerdau Johannpeter                              Date


/s/  Carlos J. Petry                           June 23, 2000            Director
-----------------------------------------------------------------
Carlos J. Petry                                        Date


/s/  Tom J. Landa                              June 23, 2000            Vice President; Chief Financial Officer and
-----------------------------------------------------------------       Secretary (Principal Financial Officer and
Tom J. Landa                                           Date             Principal Accounting Officer); Director


/s/  J. Donald Haney                           June 23, 2000            Vice President; Director
-----------------------------------------------------------------
J. Donald Haney                                         Date


/s/  Hideichiro Takashima                      June 23, 2000            Director
-----------------------------------------------------------------
Hideichiro Takashima                                    Date

                                 Exhibit Index

Exhibit
Number                     Description
------                     -----------
10.5      --  Amendment Agreement No. 1 to 364 Day Credit Agreement dated
              October 20, 1999 by and among the Company, Bank of America, N.A.,
              SuntTrust Bank Tampa Bay and certain other lenders.
10.6      --  AmeriSteel Stakeholder Plan
23        --  Consent of Arthur Andersen LLP
27        --  Financial Data Schedule (for SEC use only)