Form 10-Q
period 2000-06-30
AMERISTEEL CORP
filed 2000-08-10
CIK 37661

SECURITIES AND EXCHANGE COMMISSION
                                Washington, D.C.
                                      20549

                                    FORM 10-Q


              [X] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15 (d)
                     OF THE SECURITIES EXCHANGE ACT OF 1934

                       FOR THE QUARTER ENDED JUNE 30, 2000

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

    As of July 31, 2000 the registrant had 10,382,024 shares, $.01 par value,
                       Class A Common Stock outstanding.

                         PART I -- FINANCIAL INFORMATION

ITEM I.  FINANCIAL STATEMENTS

AMERISTEEL CORPORATION CONSOLIDATED
STATEMENTS OF FINANCIAL POSITION
($ in thousands)


                                                                   JUNE 30,       MARCH 31,
                                                                     2000           2000
                                                                 (UNAUDITED)
                                                                  ---------       ---------
ASSETS
CURRENT ASSETS
      Cash and cash equivalents                                   $   2,492       $   2,677
      Accounts receivable, less allowance of $1,509
        and $1,500 at June 30 and March 31, 2000
        respectively, for  estimated losses                          82,312          82,577
      Inventories                                                   149,060         147,064
      Deferred tax assets                                             5,600           5,600
      Other current assets                                            3,311           3,189
                                                                  ---------       ---------
TOTAL CURRENT ASSETS                                                242,775         241,107

ASSETS HELD FOR SALE                                                  7,080           7,434

PROPERTY, PLANT AND EQUIPMENT
      Land and improvements                                          18,484          18,396
      Building and improvements                                      42,205          42,070
      Machinery and equipment                                       288,310         284,886
      Construction in progress                                       45,118          37,090
                                                                  ---------       ---------
                                                                    394,117         382,442
      Less allowances for depreciation                             (123,553)       (117,066)
                                                                  ---------       ---------
      NET PROPERTY, PLANT AND EQUIPMENT                             270,564         265,376

GOODWILL                                                             79,708          80,819

DEFERRED FINANCING COSTS                                                937           1,088

OTHER ASSETS                                                              8              11
                                                                  ---------       ---------

TOTAL ASSETS                                                      $ 601,072       $ 595,835
                                                                  =========       =========


                 See notes to consolidated financial statements

AMERISTEEL CORPORATION CONSOLIDATED
STATEMENTS OF FINANCIAL POSITION -- continued
($ in thousands)


                                                                                      JUNE 30,        MARCH 31,
                                                                                        2000             2000
                                                                                     (UNAUDITED)
                                                                                      ---------       ---------
LIABILITIES AND SHAREHOLDERS' EQUITY
CURRENT LIABILITIES
      Trade accounts payable                                                          $  49,658       $  54,180
      Salaries, wages and employee benefits                                              16,235          19,647
      Environmental remediation                                                             833           1,294
      Other current liabilities                                                           2,763           8,393
      Interest payable                                                                    1,960           1,865
      Current maturities of long-term borrowings                                         90,313          90,311
                                                                                      ---------       ---------

TOTAL CURRENT LIABILITIES                                                               161,762         175,690

LONG-TERM BORROWINGS, LESS CURRENT PORTION                                              137,304         124,668

OTHER LIABILITIES                                                                        22,634          22,032

DEFERRED TAX LIABILITIES                                                                 47,507          47,507

SHAREHOLDERS' EQUITY
      Class A Common Stock, $.01 par value; 100,000,000 shares authorized at June 30, and March 31, 2000. 10,382,184 and 10,377,183 shares
        outstanding at June 30, and March 31, 2000, respectively                            104             104
      Capital in excess of par                                                          158,128         158,117
      Retained earnings                                                                  73,770          67,882
      Deferred compensation                                                                (137)           (165)
                                                                                      ---------       ---------
                TOTAL SHAREHOLDERS' EQUITY                                              231,865         225,938
                                                                                      ---------       ---------
TOTAL LIABILITIES AND SHAREHODLERS' EQUITY                                            $ 601,072       $ 595,835
                                                                                      =========       =========

           See notes to consolidated financial statements

AMERISTEEL CORPORATION
CONSOLIDATED STATEMENTS OF INCOME
($ in thousands except per share data)

                                                            THREE MONTHS ENDED
                                                           JUNE 30,      JUNE 30,
                                                            2000           1999
                                                         (UNAUDITED)    (UNAUDITED)
                                                          ---------      ---------
NET SALES                                                 $ 182,046      $ 187,240

Operating Expenses:
      Cost of sales, excluding depreciation                 151,700        148,004
      Selling and administrative                              8,613         10,552
      Depreciation                                            6,492          5,637
      Amortization of goodwill                                1,111          1,084
      Other operating income (net)                               --            (11)
                                                          ---------      ---------
                                                            167,916        165,266

INCOME FROM OPERATIONS                                       14,130         21,974
                                                          ---------      ---------

Other Expenses:
      Interest                                                3,426          3,729
      Amortization of deferred financing costs                  151            111
                                                          ---------      ---------
                                                              3,577          3,840
                                                          ---------      ---------

INCOME BEFORE INCOME TAXES                                   10,553         18,134

Income taxes                                                  4,665          7,687
                                                          ---------      ---------


NET INCOME                                                $   5,888      $  10,447
                                                          =========      =========

EARNINGS PER COMMON SHARE - BASIC                         $     .57      $     .99

EARNINGS PER COMMON SHARE - DILUTED                       $     .56      $     .98

Weighted average number of common shares outstanding         10,381         10,550

Weighted average number of common and common
      equivalent shares outstanding                          10,452         10,635


                 See notes to consolidated financial statements

AMERISTEEL CORPORATION
CONSOLIDATED STATEMENTS OF CASH FLOWS
($ in thousands)

                                                                        THREE MONTHS ENDED
                                                                      JUNE 30,       JUNE 30,
                                                                        2000           1999
                                                                     (UNAUDITED)    (UNAUDITED)
                                                                      --------       --------
OPERATING ACTIVITIES
Net income                                                            $  5,888       $ 10,447
Adjustments to reconcile net income to net cash
  used in operating activities:
       Depreciation and amortization                                     7,754          6,832
       Other                                                              (390)           217

Changes in operating assets and liabilities:
       Accounts receivable                                                 265        (16,343)
       Inventories                                                      (1,996)        12,199
       Other assets                                                       (119)          (310)
       Current and other liabilities                                   (13,326)         7,737
                                                                      --------       --------

NET CASH (USED IN) PROVIDED BY OPERATING ACTIVITIES                     (1,924)        20,779
                                                                      --------       --------

INVESTING ACTIVITIES
       Additions to property, plant and equipment                      (11,287)        (9,713)
       Asset acquisition                                                    --        (17,663)
       Proceeds from sales of property, plant and equipment                 23             22
       Proceeds from sale of assets held for sale                          354             --
       Use of restricted IRB funds                                          --            (12)
                                                                      --------       --------
NET CASH USED IN INVESTING ACTIVITIES                                  (10,910)       (27,366)
                                                                      --------       --------

FINANCING ACTIVITIES
       Proceeds from issuance of new debt                                   --          1,500
       Proceeds from (payments to) short-term and
           long-term borrowings, net                                    12,638          6,231
       Proceeds from sale of common stock                                   88             72
       Redemption of common stock                                          (77)          (274)
                                                                      --------       --------
NET CASH PROVIDED BY FINANCING ACTIVITIES                               12,649          7,529
                                                                      --------       --------
(DECREASE) INCREASE IN CASH AND CASH EQUIVALENTS                          (185)           942

Cash and cash equivalents at beginning of period                         2,677          3,219
                                                                      --------       --------

CASH AND CASH EQUIVALENTS AT END OF PERIOD                            $  2,492       $  4,161
                                                                      ========       ========

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

It is suggested that these condensed financial statements be read in conjunction with the financial statements and the notes thereto included in the Company's latest annual report on Form 10-K. The results of the three months ended June 30, 2000 are not necessarily indicative of the results to be expected for future periods.

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

AMERISTEEL CORPORATION & SUBSIDIARY
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS - (CONTINUED)

                                                                    THREE MONTHS ENDED
                                                                          JUNE 30,
                                                                      2000        1999
                                                                  (UNAUDITED) (UNAUDITED)
                                                                   ---------   ---------
           Income before extraordinary item                         $ 5,888      $10,447
           Extraordinary item                                            --           --
                                                                    -------      -------
           Net income                                               $ 5,888      $10,447

           Weighted average number of common shares
             outstanding (in thousands)                              10,381       10,550
           Dilutive effect of stock option plan (in thousands)           71           85
           Weighted average number of common and common
             equivalent shares outstanding (in thousands)            10,452       10,635

           Basic EPS:
                    Income before extraordinary item                $   .57      $   .99
                    Extraordinary item                                   --           --
                                                                    -------      -------
                    Net income                                      $   .57      $   .99
                                                                    =======      =======

           Diluted EPS:
                    Income before extraordinary item                $   .56      $   .98
                    Extraordinary item                                   --           --
                                                                    -------      -------
                    Net income                                      $   .56      $   .98
                                                                    =======      =======

RECLASSIFICATIONS: Certain amounts in the prior period financial statements have been reclassified to conform to the current financial statement presentation.

NOTE C -- INVENTORIES

Inventories consist of the following:
     ($ in thousands)

                                                      JUNE 30,     MARCH 31,
                                                       2000          2000
                                                    (UNAUDITED)
                                                     ---------     --------
           Finished goods                            $ 89,416      $ 96,165
           Work in-process                             23,522        14,818
           Raw materials and operating supplies        36,122        36,081
                                                     --------      --------
                                                     $149,060      $147,064
                                                     --------      --------

AMERISTEEL CORPORATION & SUBSIDIARY
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS - (CONTINUED)

NOTE D -- BORROWINGS

Long-term borrowings consist of the following:
     ($ in thousands)
                                              JUNE 30,      MARCH 31,
                                                2000          2000
                                             (UNAUDITED)
                                              ---------     --------
           Revolving Credit Agreement         $101,845      $ 89,130
           Industrial Revenue Bonds             33,195        33,195
           364-Day Facility                     90,000        90,000
           Senior Notes                          1,000         1,000
           TVA Loan                              1,309         1,357
           Capital Lease                           268           297
                                              --------      --------
              Total Borrowings                 227,617       214,979
           Less Current Maturities              90,313        90,311
                                              --------      --------
              Total long-term borrowings      $137,304      $124,668
                                              --------      --------

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

In general, the Company's estimate of the remediation costs is based on its review of each site and the nature of the anticipated remediation activities to be undertaken. The Company's process for estimating such remediation costs includes determining for each site the expected remediation methods, and the estimated cost for each step of the remediation. In all such determinations, the Company employs outside consultants and providers of such remedial services to assist in making such determinations. Although the ultimate costs associated with the remediation are not known precisely, the Company has estimated the total remaining costs to be approximately $2.3 million with these costs recorded as a liability as of June 30, 2000. Of this amount, the Company expects to pay approximately $833 thousand within one year.

The Tampa mill site contained slag and soil that was contaminated with EC dust and polychlorinated biphenyl ("PCBs") generated by past operations. The volume and mass estimates of the contamination was based on analytical data from soil borings, soil samples and groundwater-monitoring wells. The remediation approach selected by the Company, excavation and on-site treatment and disposal, was approved, and a permit issued, by the U.S. Environmental Protection Agency during fiscal 1996 and by the Florida Department of Environmental Protection
(EPA) during fiscal 1998 and the Company received a signed Consent Order in fiscal 1998. The soil remediation work is completed. The remaining costs for the groundwater remediation is estimated to be $.5 million and the Company expects cleanup at this site to be substantially completed during 2001.

AMERISTEEL CORPORATION & SUBSIDIARY
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS -- (CONTINUED)

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

GENERAL

The results of operations of the Company are largely dependent on the level of construction and general economic activity in the U.S. The Company's sales are seasonal with sales in the June and September quarters generally stronger than the rest of the year. The Company's cost of sales includes the cost of its primary raw material, steel scrap, the cost of converting scrap to finished steel products, the cost of warehousing and handling finished steel products and freight costs. The following table sets forth information regarding recent results of operations.

AMERISTEEL CORPORATION

ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION
             AND RESULTS OF OPERATION - Continued

      RESULTS OF OPERATIONS (UNAUDITED)                   THREE MONTHS ENDED JUNE 30,
      (in thousands, except per share data)                  2000            1999
                                                           ---------       ---------
           Net sales                                       $ 182,046       $ 187,240
           Cost of sales                                     151,700         148,004
           Cost of sales as percent of net sales                83.3%           79.0%
           Selling and administrative                          8,613          10,552
           Depreciation                                        6,492           5,637
           Amortization of goodwill                            1,111           1,084
           Other expense (income), net                            --             (11)
                                                           ---------       ---------
              Income from operations                          14,130          21,974
           Interest expense                                    3,426           3,729
           Deferred finance costs                                151             111
                                                           ---------       ---------
           Income before income taxes                         10,553          18,134
           Income tax                                          4,665           7,687
                                                           ---------       ---------
           Net income                                      $   5,888       $  10,447
                                                           ---------       ---------

           SHIPPED TONS
           Mill finished goods
              Stock rebar                                        177             181
              Merchant bar                                       159             177
              Rods                                                20              24
                                                           ---------       ---------
               Subtotal mill finished goods                      356             382
           Fabricated rebar                                      125             116
           Billets                                                14              30
                                                           ---------       ---------
               Total shipped tons                                495             528
                                                           =========       =========

           AVERAGE SELLING PRICES ($ PER TON)
           Mill finished goods
              Stock rebar                                  $     281       $     274
              Merchant bar                                       346             326
              Rods                                               284             279
                                                           ---------       ---------
               Average mill finished goods                       308             297
           Fabricated rebar                                      437             455
           Billets                                               219             203

           Average  mill  finished  goods prices (per      $     308       $     297
           ton)
           Average yielded scrap cost (per ton)                  113              98
                                                           ---------       ---------
           Average metal spread (per ton)                  $     195       $     199
                                                           =========       =========
           Average mill conversion costs (per ton)         $     128       $     123
                                                           =========       =========

NET SALES: While pricing improved modestly from the quarter ended June 30, 1999, prices for finished mill products softened considerably from the March 31, 2000 quarter particularly for merchant bar products. The unstable pricing environment led to cautious customer demand and therefore lower shipment volumes. Additionally, rebar prices, while improved from last year, remain at depressed levels due to competition from cheaply priced foreign imports. Compared to the same quarter last year, higher mill selling prices resulted in a 2.4% increase in revenues offset by a 6.2% decrease in sales volume.

COST OF SALES: Higher mill conversion costs and scrap prices resulted in a 2.5% increase in cost of sales in the June 30, 2000 quarter compared to the same period last year. Conversion costs increased due to higher spending related to electricity, fuels and depreciation.

SELLING AND ADMINISTRATIVE: Selling and administrative expenses for the quarter ended June 30, 2000 decreased 18.4% over the same period last year due primarily to lower spending related to environmental matters and other spending reductions.

INTEREST EXPENSE: Interest expense declined from $3.7 million for the quarter ending June 30, 1999 to $3.4 million for the quarter ending June 30, 2000 due to higher capitalized interest.

LIQUIDITY AND CAPITAL RESOURCES

Net cash used in operating activities for the quarter ended June 30, 2000 was $1.9 million compared to $20.7 million net cash provided by operations for the same period last year, the change a result of lower net income and higher inventories. The Company spent $11.3 million related to capital projects, most notably the melt shop modernization in Knoxville, Tennessee.

The Company recently completed the installation of its new melt shop in Knoxville, Tennessee including a new continuous feed scrap system and 90-ton furnace. Completing the two year project on-time and on-budget, the new melt shop began operations July 18, 2000 and is now in the startup phase.

The $90 million 364-Day Facility matures in January 2001 and is therefore reflected as a current liability on the Company's financial statements. The Company is in the process of refinancing this debt to extend its maturity and to provide additional borrowing capacity. The Company believes that its efforts will be successful and that amounts available from operating cash flows and funds available through its current and/or new Revolving Credit Agreement(s) will be sufficient to meet its expected cash needs and planned capital expenditures for the foreseeable future. The Company continues to comply with all of the covenants of its loan agreements.

ITEM 3.  QUANTITATIVE & QUALITATIVE DISCLOSURES ABOUT MARKET RISK

The interest rates charged on the Company's debt are predominantly variable, the majority of which is based on LIBOR (London Interbank Offered Rate). 1.1% of the Company's debt is at a fixed interest rate, therefore the Company is subject to changes in interest expense due to fluctuations of interest rates in the markets.

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

                                           AMERISTEEL CORPORATION



Date: August 11, 2000                      /s/  PHILLIP E. CASEY
                                           -------------------------------------
                                           Phillip E. Casey, President and
                                           Chief Executive Officer


Date: August 11, 2000                      /s/  TOM J. LANDA
                                           -------------------------------------
                                           Tom J. Landa, Vice President,
                                           Chief Financial Officer and Secretary
                                           (Principal Financial Officer and
                                           Principal Accounting Officer);
                                           Director