Form 10-Q
period 2000-09-30
AMERISTEEL CORP
filed 2000-11-13
CIK 37661

                       SECURITIES AND EXCHANGE COMMISSION
                            Washington, D.C. 20549

                                   FORM 10-Q


             [x]  QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15 (d)
                     OF THE SECURITIES EXCHANGE ACT OF 1934

                    For the Quarter Ended September 30, 2000

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

                        Yes [X]        No [_]

  As of October 31, 2000 the registrant had 10,378,066 shares, $.01 par value,
                       Class A Common Stock outstanding.

                        PART I -- FINANCIAL INFORMATION
                        -------------------------------

ITEM I.  FINANCIAL STATEMENTS

AMERISTEEL CORPORATION CONSOLIDATED
STATEMENTS OF FINANCIAL POSITION
($ in thousands)

                                                                     September 30,       March 31,
                                                                         2000             2000
                                                                      (Unaudited)
                                                                     -------------     ------------
        ASSETS
        CURRENT ASSETS
              Cash and cash equivalents                                 $   2,903         $   2,677
              Accounts receivable, less allowance of $1,302
                and $1,500 at September 30 and March 31, 2000
                respectively, for  estimated losses                        85,563            82,577
              Inventories                                                 140,014           147,064
              Deferred tax assets                                           5,600             5,600
              Other current assets                                          3,411             3,189
                                                                        ---------         ---------
        TOTAL CURRENT ASSETS                                              237,491           241,107

        ASSETS HELD FOR SALE                                                7,080             7,434

        PROPERTY, PLANT AND EQUIPMENT
              Land and improvements                                        18,484            18,396
              Building and improvements                                    43,169            42,070
              Machinery and equipment                                     291,647           284,886
              Construction in progress                                     53,063            37,090
                                                                        ---------         ---------
                                                                          406,363           382,442
              Less allowances for depreciation                           (129,870)         (117,066)
                                                                        ---------         ---------
              NET PROPERTY, PLANT AND EQUIPMENT                           276,493           265,376

        GOODWILL                                                           78,597            80,819

        DEFERRED FINANCING COSTS                                            2,222             1,088

        OTHER ASSETS                                                           32                11
                                                                        ---------         ---------
        TOTAL ASSETS                                                    $ 601,915         $ 595,835
                                                                        =========         =========

See notes to consolidated financial statements

AMERISTEEL CORPORATION CONSOLIDATED
STATEMENTS OF FINANCIAL POSITION -- continued
($ in thousands)

                                                                                     September 30,    March 31,
                                                                                         2000           2000
                                                                                      (Unaudited)   -----------
                                                                                      ----------
     LIABILITIES AND SHAREHOLDERS' EQUITY
     CURRENT LIABILITIES
           Trade accounts payable                                                       $ 45,439      $ 54,180
           Accrued salaries, wages and employee benefits                                  16,271        19,647
           Environmental remediation                                                         843         1,294
           Other current liabilities                                                       4,933         8,393
           Interest payable                                                                  656         1,865
           Current maturities of long-term borrowings                                        315        90,311
                                                                                        --------      --------

     TOTAL CURRENT LIABILITIES                                                            68,457       175,690

     LONG-TERM BORROWINGS, LESS CURRENT PORTION                                          232,459       124,668

     OTHER LIABILITIES                                                                    23,398        22,032

     DEFERRED TAX LIABILITIES                                                             47,507        47,507

     SHAREHOLDERS' EQUITY
           Class A Common Stock, $.01 par value; 100,000,000 shares authorized at September 30, and March 31, 2000.  10,382,184 and 10,377,183
             shares outstanding at September 30, and March 31, 2000, respectively.           104           104
           Capital in excess of par                                                      158,115       158,117
           Retained earnings                                                              71,985        67,882
           Deferred compensation                                                            (110)         (165)
                                                                                        --------      --------
                     TOTAL SHAREHOLDERS' EQUITY                                          230,094       225,938

                                                                                        --------      --------
     TOTAL LIABILITIES AND SHAREHODLERS' EQUITY                                         $601,915      $595,835
                                                                                        ========      ========

           See notes to consolidated financial statements

AMERISTEEL CORPORATION
CONSOLIDATED STATEMENTS OF INCOME

($ in thousands except per share data)

                                                            Six Months Ended                      Three Months Ended
                                                     September 30,     September 30,        September 30,    September 30,
                                                         2000              1999                 2000             1999
                                                      (Unaudited)      (Unaudited)          (Unaudited)       (Unaudited)
                                                      ------------     ------------         ------------      ------------
NET SALES                                                $ 353,978        $ 370,170            $ 171,932         $ 182,930

Operating Expenses:
      Cost of sales, excluding depreciation                302,398          292,885              150,698           144,881
      Selling and administrative                            17,448           21,050                8,835            10,498
      Depreciation                                          13,018           11,351                6,526             5,714
      Amortization of goodwill                               2,222            2,194                1,111             1,110
      Other operating expenses                               2,987            2,780                2,987             2,791
                                                         ---------        ---------            ---------         ---------
                                                           338,073          330,260              170,157           164,994
                                                         ---------        ---------            ---------         ---------

INCOME FROM OPERATIONS                                      15,905           39,910                1,775            17,936

Other Expenses:
      Interest                                               7,176            7,319                3,750             3,590
      Amortization of deferred financing costs                 439              222                  288               111
                                                         ---------        ---------            ---------         ---------
                                                             7,615            7,541                4,038             3,701
                                                         ---------        ---------            ---------         ---------

INCOME (LOSS) BEFORE INCOME TAXES                            8,290           32,369              (2,263)            14,235

Income taxes                                                 4,204           13,789                (461)             6,102
                                                         ---------        ---------            ---------         ---------

NET INCOME (LOSS)                                        $   4,086        $  18,580            $ (1,802)         $   8,133
                                                         =========        =========            ========          =========

EARNINGS PER COMMON SHARE - BASIC                        $     .39        $    1.76            $   (.17)         $     .77

EARNINGS PER COMMON SHARE - DILUTED                      $     .39        $    1.73            $   (.l7)         $     .76

Weighted average number of common shares outstanding        10,381           10,547               10,382            10,545

Weighted average number of common and common
      equivalent shares outstanding                         10,452           10,717               10,382            10,714

See notes to consolidated financial statements

AMERISTEEL CORPORATION
CONSOLIDATED STATEMENTS OF CASH FLOWS

($ in thousands)

                                                                                    Six Months Ended
                                                                             September 30,     September 30,
                                                                                 2000              1999
                                                                              (Unaudited)       (Unaudited)
                                                                              ----------        ----------
OPERATING ACTIVITIES
Net income                                                                      $  4,086        $  18,580
Adjustments to reconcile net income to net cash
  provided by operating activities:
       Depreciation and amortization                                              15,680           13,767
       Other                                                                        (261)             894

Changes in operating assets and liabilities:
       Accounts receivable                                                        (2,986)         (24,646)
       Inventories                                                                 7,050           13,556
       Other assets                                                                 (243)            (509)
       Current and other liabilities                                             (15,871)          15,013
                                                                                --------        ---------

NET CASH PROVIDED BY OPERATING ACTIVITIES                                          7,455           36,655
                                                                                --------        ---------

INVESTING ACTIVITIES
       Additions to property, plant and equipment                                (23,891)         (22,918)
       Asset acquisition                                                               -          (17,664)
       Proceeds from sales of property, plant and equipment                           72              380
       Proceeds from sale of assets held for sale                                    354            7,119
       Use of restricted IRB funds                                                     -              280
                                                                                --------        ---------
NET CASH USED IN INVESTING ACTIVITIES                                            (23,465)         (32,803)
                                                                                --------        ---------

FINANCING ACTIVITIES
       Proceeds from issuance of new debt                                              -            1,500
       Repayments of borrowings                                                  (90,000)
       Proceeds from (payments of) borrowings under the Revolving Credit
           Agreement                                                             107,795           (1,498)
       Additions to deferred financing costs                                      (1,574)            (552)
       Proceeds from sale of common stock                                            136              729
       Redemption of common stock                                                   (121)            (290)
                                                                                --------        ---------
NET CASH PROVIDED BY (USED IN) FINANCING ACTIVITIES                               16,236             (111)
                                                                                --------        ---------
INCREASE IN CASH AND CASH EQUIVALENTS                                                226            3,741

Cash and cash equivalents at beginning of period                                   2,677            3,219
                                                                                --------        ---------
CASH AND CASH EQUIVALENTS AT END OF PERIOD                                      $  2,903        $   6,960
                                                                                ========        =========

AMERISTEEL CORPORATION & SUBSIDIARY
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

NOTE A -- BASIS OF PRESENTATION

The consolidated financial statements include the accounts of AmeriSteel Corporation, a Florida corporation and its wholly owned subsidiary (AmeriSteel Finance Corporation, a Delaware corporation) (together, the "Company") after elimination of all significant intercompany balances and transactions. AmeriSteel Finance Corporation was dissolved on September 7, 2000.

The Company is a majority owned subsidiary of FLS Holdings, Inc. (FLS), whose only business is to own common stock of the Company. FLS was a wholly owned subsidiary of Kyoei Steel, Ltd. (Kyoei), a private Japanese minimill company.
In September 1999, Kyoei sold 88% of its interest in FLS to Brazilian steel manufacturer, Gerdau S.A. (Gerdau) through one of Gerdau's Canadian subsidiaries (Change in Control). In September 2000, Kyoei sold its remaining 12% ownership interest in FLS to Gerdau. As a result, Gerdau is the majority owner of the Company, with an indirect controlling interest of approximately 87%. An institutional investor owns approximately 4% of the common stock of the Company while executives and other employees own the remaining 9% of the Company's common stock. Push down accounting has not been applied to the financial statements of the Company as a result of the Change of Control; therefore the historical cost bases of the Company's assets have not been changed.

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

It is suggested that these condensed financial statements be read in conjunction with the financial statements and the notes thereto included in the Company's latest annual report on Form 10-K. The results of the three months ended September 30, 2000 are not necessarily indicative of the results to be expected for future periods.

In March 2000, the Board of Directors approved changing the fiscal year end of the Company from March 31 to December 31 effective for the period ending December 31, 2000.

NOTE B - SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

Earnings per Common Share: Basic earnings per common share is based upon the
-------------------------
weighted average number of common shares outstanding during the period and the diluted earnings per common share is based upon the weighted average number of common shares plus the dilutive common equivalent shares outstanding during the period. During the three months ended September 30, 2000, the effect of the common equivalent shares were anti-dilutive and were excluded from the computation of diluted earnings per share. The following is a reconciliation of the basic and diluted earnings per common share computations shown on the face of the accompanying consolidated statements of income (in thousands, except per share data):

AMERISTEEL CORPORATION & SUBSIDIARY
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS - (CONTINUED)

                                                               Six Months Ended         Three Months Ended
                                                                 September 30,             September 30,
                                                               2000         1999         2000         1999
                                                           (unaudited)  (unaudited)  (unaudited)  (unaudited)
                                                           ----------   ----------   ----------   ----------
  Net income (loss)                                           $ 4,806      $18,580      $(1,802)     $ 8,133

  Weighted average number of common shares
    outstanding (in thousands)                                 10,381       10,547       10,382       10,545
  Dilutive effect of stock option plan (in thousands)              71          170            -          169
                                                           ----------   ----------   ----------   ----------
  Weighted average number of common and common
    equivalent shares outstanding (in thousands)               10,452       10,717       10,382       10,714

  Basic EPS:
           Net income                                         $   .39      $  1.76      $  (.17)     $   .77
                                                           ----------   ----------   ----------   ----------

  Diluted EPS:
           Net income                                         $   .39      $  1.73      $  (.17)     $   .76
                                                           ==========   ==========   ==========   ==========

Reclassifications:  Certain amounts in the prior period financial statements
------------------
have been reclassified to conform to the current financial statement presentation.

NOTE C -- INVENTORIES

Inventories consist of the following:

          ($ in thousands)

                                                  September 30,              March 31,
                                                      2000                     2000
                                                   (Unaudited)
                                                ------------------      ---------------
      Finished goods                                  $ 88,566                $ 96,165
      Work-in-process                                   15,590                  14,818
      Raw materials and operating supplies              35,858                  36,081
                                                ------------------      ---------------
                                                      $140,014                $147,064
                                                ------------------      ---------------

AMERISTEEL CORPORATION & SUBSIDIARY
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS - (CONTINUED)

NOTE D -- BORROWINGS

Long-term borrowings consist of the following:

  ($ in thousands)

                                              September 30,          March 31,
                                                  2000                 2000
                                              (Unaudited)
                                           ------------------      ------------

      Term Loan                               $100,000   $               -
      Revolving Credit Agreement                97,070                  89,130
      Industrial Revenue Bonds                  33,195                  33,195
      364-Day Facility                               -                  90,000
      Senior Notes                               1,000                   1,000
      TVA Loan                                   1,260                   1,357
      Capital Lease                                249                     297
                                           -----------             -----------
        Total Borrowings                       232,774                 214,979
      Less Current Maturities                      315                  90,311
                                           -----------             -----------
        Total long-term borrowings            $232,459                $124,668
                                           ===========             ===========

In September 2000, the Company amended its Revolving Credit Agreement. The new $285 million, five-year agreement was used to retire the $90 million 364-Day Facility and provides up to $45 million additional capacity. This Second Amended and Restated Credit Agreement consists of a $185 million revolver and $100 million term loan that amortizes at the rate of 25% per year after the first year. The agreement contains certain covenants including, among other restrictions, financial ratios and limitations on indebtedness, liens, investments, disposition of assets, and payment of dividends. It is collateralized by first priority security interests in substantially all accounts receivable and inventory of the Company. Additionally, the loans are secured by a mortgage on the Company's Charlotte mill. Loans under the agreement bear interest at a per annum rate based on one of several rates (LIBOR, Fed Funds, or the Prime Rate) chosen at the time of borrowing, plus a margin determined by the debt to EBITDA ratio at the end of each quarter. The effective interest rate at September 30, 2000 was approximately 8.2%.

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

In general, the Company's estimate of the remediation costs is based on its review of each site and the nature of the anticipated remediation activities to be undertaken. The Company's process for estimating such remediation costs includes determining for each site the expected remediation methods, and the estimated cost for each step of the remediation. In all such determinations, the Company employs outside consultants and providers of such remedial services to assist in making such determinations. Although the ultimate costs associated with the remediation are not known precisely, the Company has estimated the total remaining costs to

AMERISTEEL CORPORATION & SUBSIDIARY
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS - (CONTINUED)

be approximately $2.1 million with these costs recorded as a liability as of September 30, 2000. Of this amount, the Company expects to pay approximately $843 thousand within one year.

The Tampa mill site contained slag and soil that was contaminated with EC dust and polychlorinated biphenyl ("PCBs") generated by past operations. The volume and mass estimates of the contamination was based on analytical data from soil borings, soil samples and groundwater-monitoring wells. The remediation approach selected by the Company, excavation and on-site treatment and disposal, was approved, and a permit issued, by the U.S. Environmental Protection Agency during fiscal 1996 and by the Florida Department of Environmental Protection
(EPA) during fiscal 1998 and the Company received a signed Consent Order in fiscal 1998. The soil remediation work is completed. The remaining costs for the groundwater remediation is estimated to be $500 thousand and the Company expects cleanup at this site to be substantially completed during 2001.

The Sogreen site, a third party site, contained EC dust from the Company that was shipped to the site for recycling. The Company has been named as a potentially responsible party (PRP) for this site, and thus its estimated share of the remediation costs was approximately 36% of the total estimated remediation cost of approximately $4.3 million. The estimate includes the cost of soil remediation and groundwater remediation based on an approach approved by the Georgia Environmental Protection Division. If the other PRPs were not to fulfill their obligations, the Company's management believes that the impact of additional future costs attributable to the Sogreen site on the Company's results of operations, financial condition and liquidity, would not be significant. The cleanup at this site was substantially completed during fiscal 1999.

The Stoller site, a third party site, contained EC dust and other wastes from other PRPs and EC dust from the Company that was sent for recycling. The Company was named as a PRP for this site. Outside contractors measured the remediation volumes and masses during the cleanup process. On-site treatment, disposal and construction of a vault cap were completed by the PRPs under a consent order with the State of South Carolina. The soil cleanup at this site was completed during fiscal 1999. A Settlement Agreement was lodged by the State of South Carolina with the Federal Court in 1997. The Settlement Agreement contains an allocation which attributes approximately 2% of the remaining estimated $10 million groundwater remediation cost to the Company. The non-participating PRPs have intervened in the pending court proceedings to contest approval of the Agreement. In August 1999, the Federal Court ruled the Administrative Record was not sufficient to make a ruling on the Settlement Agreement and the litigation was stayed in Federal Court. The State of South Carolina and all interested PRPs concluded mediation with a mediator provided by the EPA and did not reach a global settlement of all financial responsibilities of the site. The Federal Court litigation is currently awaiting a status conference after the expiration of the stay on October 16, 2000.

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

NOTE F - SUBSEQUENT EVENTS

On October 16, 2000 the last of the Senior Notes outstanding amounting to $1 million was repaid to the holder of the notes.

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

AMERISTEEL CORPORATION
ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION


      Results of Operations (unaudited)
      --------------------------------                        Six Months Ended                    Three Months Ended
      (in thousands, except per share data)                    September 30,                        September 30,
                                                           2000            1999               2000              1999
                                                        ----------      -----------        ----------        -----------
Net sales                                               $  353,978      $   370,170        $  171,932        $   182,930
      Cost of sales                                        302,398          292,885           150,698            144,881
      Cost of sales as percent of net sales                   85.4%            79.1%             87.6%              79.2%
      Selling and administrative                            17,448           21,050             8,835             10,498
      Depreciation                                          13,018           11,351             6,526              5,714
      Amortization of goodwill                               2,222            2,194             1,111              1,110
      Other operating expenses                               2,987            2,780             2,987              2,791
                                                        ----------      -----------        ----------        -----------
                                                           338,073          330,260           170,157            164,994
                                                        ----------      -----------        ----------        -----------
Income from operations                                      15,905           39,910             1,775             17,936
      Interest expense                                       7,176            7,319             3,750              3,590
      Amortization of deferred finance costs                   439              222               288                111
                                                        ----------      -----------        ----------        -----------
      Income (loss) before income taxes                      8,290           32,369            (2,263)            14,235
      Income taxes                                           4,204           13,789              (461)             6,102
                                                        ----------      -----------        ----------        -----------
      Net income (loss)                                 $    4,086      $    18,580        $   (1,802)       $     8,133
                                                        ----------      -----------        ----------        -----------
EPS - Basic                                             $      .39      $      1.76        $     (.17)       $       .77
EPS Diluted                                             $      .39      $      1.73        $    .(.17)       $       .76
EBITDA - adjusted                                       $   33,881      $    54,308        $   12,073        $    25,434
EBITDA margin                                                  9.6%            14.7%              7.0%              13.9%
Capital expenditures                                        23,891           22,918            12,620             13,111
Ratio of EBITDA to interest expense                            4.7x             7.4x              3.2x               7.1x
EBITDA - adjusted (ttm)                                 $   78,886      $    99,229
Ratio of total debt to EBITDA (ttm)                           2.97x            1.97x
Shipped Tons
------------
Mill finished goods
      Stock rebar                                              350              356               174                164
      Merchant bar                                             303              351               144                174
      Rods                                                      43               38                24                 13
                                                        ----------      -----------        ----------        -----------
          Subtotal mill finished goods                         696              745               342                351
Fabricated rebar                                               254              243               128                128
Billets                                                         31               66                17                 36
                                                        ----------      -----------        ----------        -----------
          Total shipped tons                                   981            1,054               487                515
                                                        ==========      ===========        ==========        ===========
Average Selling Prices ($ Per Ton)
---------------------------------
Mill finished goods
      Stock rebar                                       $      276      $       282        $      271        $       292
      Merchant bar                                             328              328               308                331
      Rods                                                     289              287               293                301
                                                        ----------      -----------        ----------        -----------
          Average mill finished goods                          298              304               287                312
Fabricated rebar                                               437              451               437                447
Billets                                                        220              204               221                205
      Average mill finished goods prices (per ton)      $      298      $       304        $      287        $       312
      Average yielded scrap cost (per ton)                     108              100               101                103
                                                        ----------      -----------        ----------        -----------
      Average metal spread (per ton)                    $      190      $       204        $      186        $       218
                                                        ==========      ===========        ==========        ===========
      Average mill conversion costs (per ton)           $      129      $       125        $      131        $       128
                                                        ==========      ===========        ==========        ===========

Net Sales: Average prices for both rebar and merchant products declined further
---------
in the quarter ended September 30, 2000 and reached levels not seen since the early 1990s due primarily to cheaply priced foreign imports and more intense domestic competition. The unstable pricing situation has resulted in increased customer inventory levels thereby limiting sales activity. For the quarter and six-month periods ended September 30, 2000, reduced selling prices combined with reduced shipments have resulted in revenue declines of 6.0% and 4.4%, respectively, from the same prior year periods.

Cost of Sales: For the quarter and six-month periods ended September 30, 2000,
-------------
increased scrap costs and higher mill conversion costs resulted in increases of 4.2% and 4.6%, respectively, over the same prior year periods. Conversion costs have increased due to higher spending related to raw materials, electricity, fuels and depreciation. These were somewhat offset by lower shipment volumes.

Selling and Administrative: Selling and administrative expenses for the quarter
--------------------------
and six months ended September 30, 2000 decreased 15.8% and 17.1%, respectively, over the same periods last year due primarily to lower spending related to environmental matters and payroll relating to incentives.

Other Operating Expenses: Other Operating Expenses of $3.0 million in the
------------------------
quarter and six months ended September 30, 2000 were incurred as a result of the startup of meltshop operations in the Knoxville mill after the successful installation of the equipment. For the prior year quarter and six-months ended September 30, 1999, other operating expenses of $2.8 million included $8.3 million in charges associated with the change of control partially offset by $5.5 million of income received from settlements with electrode suppliers for price fixing violations.

Interest Expense: Interest expense increased from $3.6 million for the quarter
----------------
ending September 30, 1999 to $3.8 million for the quarter ending September 30, 2000 due to higher interest rates more than offsetting increased capitalized interest. For the six-months ended September 30, 2000, interest expense was $7.2 million compared to $7.3 million for the same period last year due primarily to higher capitalized interest.

Liquidity and Capital Resources
-------------------------------

Net cash provided by operating activities for the six months ended September 30, 2000 was $7.5 million compared to $36.7 million for the same period last year, due to lower net income, higher inventories and other changes in working capital. The Company spent $23.9 million related to capital projects, most notably towards the completion of the melt shop modernization in Knoxville, Tennessee.

The Company recently completed the installation of its new melt shop in Knoxville, Tennessee including a new continuous feed scrap system and 90-ton furnace. Completing the two year project on-time and on-budget, the new melt shop began operations July 18, 2000 and has completed the startup phase of operations.

In September 2000, the Company amended its Revolving Credit Agreement. The new $285 million, five-year agreement was used to retire the $90 million 364-Day Facility and provides up to $45 million additional capacity. This Second Amended and Restated Credit Agreement consists of a $185 million revolver and $100 million term loan that amortizes at the rate of 25% per year after the first year. The agreement contains certain covenants including, among other restrictions, financial ratios and limitations on indebtedness, liens, investments, disposition of assets, and payment of dividends. It is collateralized by first priority security interests in substantially all accounts receivable and inventory of the Company. Additionally, the loans are secured by a mortgage on the Company's Charlotte mill. Loans under the agreement bear interest at a per annum rate based on one of several rates (LIBOR, Fed Funds, or the Prime Rate) chosen at the time of borrowing, plus a margin determined by the debt to EBITDA ratio at the end of each quarter. The effective interest rate at September 30, 2000 was approximately 8.2%.

The Company believes that amounts available from operating cash flows and funds available through its Revolving Credit Agreement will be sufficient to meet its expected cash needs and planned capital expenditures for the foreseeable future. The Company continues to comply with all of the covenants of its loan agreements.

ITEM 3. QUANTITATIVE & QUALITATIVE DISCLOSURES ABOUT MARKET RISK

The interest rates charged on the Company's debt are predominantly variable, the majority of which is based on LIBOR (London Interbank Offered Rate). 1.1% of the Company's debt is at a fixed interest rate. Therefore the Company is subject to changes in interest expense due to fluctuations of interest rates in the markets.

                         PART II -- OTHER INFORMATION
                         ----------------------------

ITEM 6. EXHIBITS AND REPORTS ON FORM 8-K

        (a) The following documents are filed as exhibits to this Quarterly Report on Form 10-Q:

            Exhibit 10.1 Second Amended and Restated Credit Agreement dated as of September13, 2000, by and among the Company, Bank of America, National Association, The Bank of Tokyo-Mitsubishi, Ltd., and certain other lenders (incorporated by reference to Exhibit 2.5 to the Company's Registration Statement on Form 8-A filed with the Securities and Exchange Commission on October 20, 2000 (Commission File No. 000-21095)).

            Exhibit 27     Financial Data Schedule (for SEC use only)

        (b) Reports on Form 8-K:

            None

                                  SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

                                  AMERISTEEL CORPORATION

Date: November 10, 2000           /s/ Phillip E. Casey
                                  -------------------------------------
                                  Phillip E. Casey, President and
                                  Chief Executive Officer


Date: November 10, 2000           /s/  Tom J. Landa
                                  -------------------------------------
                                  Tom J. Landa, Vice President,
                                  Chief Financial Officer and Secretary
                                  (Principal Financial Officer and
                                  Principal Accounting Officer);
                                  Director