Form 10-K405
period 2000-12-31
AMERISTEEL CORP
filed 2001-03-26
CIK 37661

                       SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549

                                    FORM 10-K

                ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF
                     THE SECURITIES EXCHANGE ACT OF 1934
           For the Fiscal Year (Nine Months) Ended December 31, 2000
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

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months, and (2) has been subject to such filing requirements
                      for the past 90 days.   Yes X   No
                                                  -

Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K. [x]

State the aggregate market value of the stock held by non-affiliates of the registrant: $6,439,511 as of February 28, 2001.

Indicate the number of shares outstanding of each of the registrant's classes of common equity, as of the latest practicable date:

 Class A Common Stock, par value $.01 per share - 11,495,244 as of February 28, 2001.
 Class B Common Stock, par value $.01 per share -- none as of February 28, 2001.

Documents incorporated by reference: Parts of Information Statement to be submitted to shareholders prior to April 30, 2001 are incorporated by reference in Part III of this Form 10-K.

                                     PART 1
                                     ------

                                ITEM 1. BUSINESS

     AmeriSteel Corporation (the "Company") operates four non-union minimills located in the southeastern U.S. that produce steel concrete reinforcing bars ("rebar"), light structural shapes such as rounds, squares, flats, angles and channels ("merchant bars") and, to a lesser extent, wire rod ("rods") and billets (which are semi-finished steel products). The Company also operates 18 rebar fabricating plants that serve the southeastern and mid-atlantic markets that are in close proximity to its mills. Additionally, the Company operates two rail spike manufacturing facilities in Paragould, Arkansas and Lancaster, South Carolina, and a wire mesh and collated nail manufacturing facility in New Orleans, Louisiana.

     During calendar 2000, approximately 53% of the Company's mill rebar production was sold directly to distributors and independent fabricating companies in stock lengths and sizes. The remaining 47% of the rebar produced by the mills was transferred to the Company's fabricating plants where value is added by cutting and bending the rebar to meet strict engineering, architectural and other end-product specifications. Merchant bars and rods generally are sold to steel service centers, original equipment manufacturers and fabricators in stock lengths and sizes.

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

     The domestic minimill steel industry, and international steel industry in general, currently has excess production capacity. This excess capacity has resulted in competitive product pricing and cyclical pressures on industry profit margins. The high fixed costs of operating a minimill encourage mill operators to maintain high levels of output even during periods of reduced demand, which exacerbates the pressures on profit margins. In this environment, efficient production and cost controls are important to domestic minimill steel producers. International overcapacity, weak foreign economies, and a strong U.S. dollar have also resulted in record levels of dumped imports, a majority of which are being sold at prices far below production and export costs of the originating producers.

     The Company is organized into two primary business segments: (a) Mill Operations and (b) Steel Fabrication. For financial information concerning segments, see "Note L to December 31, 2000 Consolidated Financial Statements-- Segment Information."

     The predecessor of the Company was formed in 1937 as a rebar fabricator. In 1956, it merged with five steel fabricators in Florida to form Florida Steel Corporation, which then commenced construction of its first minimill in Tampa, Florida. In 1996, the Company changed its name to AmeriSteel Corporation. In late 1992, Kyoei Steel, Ltd. ("Kyoei"), a private Japanese minimill company purchased 100% of FLS Holdings, Inc. (the "Holding Company" or "FLS"), whose only business is to own AmeriSteel common stock. In September 1999, Kyoei sold 88% of its interest in FLS to Brazilian steel manufacturer, Gerdau S.A. ("Gerdau") through one of Gerdau's subsidiaries, resulting in a change of control. In September 2000, Kyoei sold its remaining 12% interest in FLS to Gerdau. In February 2001, Gerdau purchased an additional 1.2 million shares of AmeriSteel common stock. As a result, Gerdau is the majority owner of AmeriSteel with an indirect controlling interest of approximately 88%. An institutional investor owns approximately 4% of the common stock of the Company. The remaining 8% of the Company's common stock is owned by executives and other employees.

     In March 2000, the Company's Board of Directors approved changing the year end of the Company from March 31 to December 31 effective for the period ending December 31, 2000.

Products

     The following table shows the percentage of the Company's net sales derived from each product category in the relevant time period:

                                            Nine Months Ended  Year Ended
                                              December 31,    March 31,
                                              ------------    ---------
                                                  2000      1999     1998
                                                  ----      ----     ----

     Fabricated Rebar                              33%       31%      25%
     Stock Rebar                                   28        25       29
     Merchant Bars                                 28        33       34
     Rods                                           3         3        4
     Billets and other                              8         8        8
                                                  ---       ---      ---
                                                  100%      100%     100%
                                                  ===       ===      ===

     The Company has invested over $118 million in mill modernization projects in the past five years, much of which has been spent on increasing merchant bar production capacity which generally command higher margins. However, recent market disruptions caused primarily by inappropriately priced dumped imports, both for rebar and merchant bars, has resulted in the Company shifting its production away from merchant bar products.

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

  Billets

     The Company's melt shops produce semi-finished billets for conversion to rebar, merchant bar and rods in the rolling mills. Because the Company's melting capacity generally exceeds its rolling mill capacity, the Company sells excess billet production to steel mills that have less steel melting capacity than rolling mill capacity.

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

     Principal customers of the Company include steel distributors, steel service centers, rebar fabricators, other metal fabricators and manufacturers, railroads, building material dealers and contractors. Its fabricated rebar products are sold to contractors performing work for residential and nonresidential building, road, bridge, public works, utility and other miscellaneous construction. The Company's business is not dependent upon any single customer. The Company's customer base is fairly stable from year to year, and during calendar 2000 no one customer accounted for more than 4.2% of net sales and the five largest customers accounted for approximately 12.1% of net sales. The Company's credit terms to customers are generally determined based on market conditions. The Company, however, generally does not offer extended (more than 30 days) payment terms to customers. The Company's business is seasonal, with orders in the June and September quarters tending to be stronger than the March and December quarters due primarily to weather related slowdowns in construction activity.

     Fabricated rebar sales personnel are located at the Company's fabricating facilities where engineering service representatives provide technical and sales support. Fabricated rebar is generally produced in response to specific customer orders. The amount of sales order backlog pertaining to fabrication contracts was approximately 330,000 tons at December 31, 2000. The high level of backlog reflects the overall strength of the U.S. construction industry in the past few years and the long-term nature of the projects. The Company expects almost all the December 31, 2000 backlog to be filled within the year while new backlog is generated.

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

Competition

     The Company experiences substantial competition in the sale of each of its products from a large number of companies in its geographic markets. Rebar and merchant bars are commodity steel products, making price the primary competitive factor. Due to the high cost of freight relative to the price of the Company's steel products, competition from non-regional producers is generally limited. Rebar deliveries are generally concentrated within a 350 mile radius of a minimill, while merchant bar deliveries are generally concentrated within a 500 mile radius of a minimill. Except in unusual circumstances, the customer's delivery expense is limited to freight charges from the nearest competitive minimill and the supplier absorbs any incremental freight charges.

     Despite the high costs of freight discussed above, the Company has experienced significant and unfair competition from foreign finished steel bar producers during the past several years, increasing significantly within the past year. Due to unfavorable foreign economic conditions and excess capacity, imports of steel bar products to the U.S. market continued to occur at unusually high levels and at prices below their production and export costs, both of which have had a negative effect on domestic prices. The Company is party to an anti-dumping action filed with the Department of Commerce. In January 2001, the Department of Commerce announced its preliminary finding affirming dumping of rebar by eight countries and setting preliminary anti-dumping duties of 17% to 278%.

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

 Merchant Bar

     The Company's primary marketing area for merchant bars encompasses the southeastern and midwestern U.S. The Company's merchant bar sales represent approximately 28% of the Company's total sales. The market for merchant bars is very competitive, with price being the primary competitive factor. In the last five years, the Company has upgraded its rolling mills to increase the Company's ability to shift production from rebar to merchant bar as market conditions allow.

 Rods

     The Company produces rods at its Jacksonville minimill. The Company's primary marketing area for rods includes Florida, South Carolina, Georgia, Alabama and Louisiana. The Company does not intend to expand its marketing beyond these states due to the relatively low margins and prohibitive freight cost inherent to rod products. The market for rods can be heavily influenced by foreign imports and in recent years, rod sales by foreign competitors had a significant negative effect on the Company's rod prices.

 Fabricated Rebar

     With 18 rebar fabricating plants located throughout the eastern U.S., generally within support distance from one of the Company's four minimills, the Company is a major factor in all the markets it serves. In the sale of fabricated rebar, the Company competes with other steel fabricators in its marketing area, some of whom purchase their stock rebar from the Company.

Raw Materials and Energy Costs

     Steel scrap is the Company's primary raw material and comprises approximately 40% of the Company's cost of sales. The relatively simple metallurgical requirements of the Company's products enable the Company to use low quality, and thus lower cost, steel scrap. Various domestic and foreign firms supply other important raw materials or operating supplies required for the Company's business, including refractories, ferroalloys and carbon electrodes. The Company has historically obtained adequate quantities of such raw materials and supplies to permit efficient mill operations.

     Electricity and natural gas represent approximately 15% and 8%, respectively, of the Company's mill conversion costs. Access to attractively priced electric power and natural gas can be an important competitive cost advantage to a minimill. The Company purchases its power from its utilities under interruptible service contracts. Under such contracts, the utilities provide service at substantially less than firm tariff rates in return for the right to curtail power deliveries during peak demand periods. Such interruptions usually occur with sufficient notice to allow the Company to curtail production in an orderly manner. Since deregulation of the natural gas industry, natural gas requirements have generally been provided through purchase of well-head gas delivered via the interstate pipeline system and local distribution companies. Open access to competitively priced supply of natural gas enables the Company to secure adequate supplies at competitive prices. Although deregulation of both natural gas and wholesale electricity afford opportunities for lower costs resulting from competitive market forces, pricing for both of these energy sources have become more volatile in the recent past and may continue to be.

Employees

     As of December 31, 2000, the Company had 2,202 employees, none of whom are covered by a collective bargaining agreement. The Company believes that its relations with its employees are good. The Company has been, and continues to be, proactive in establishing and maintaining a climate of good employee relations with its employees. Ongoing initiatives include organizational development skills training, team building programs, opportunities for participation in employee involvement teams, and an "open book" system of management. The Company believes high employee involvement is a key factor in the success of the Company's operations. The Company's compensation program is designed to make the Company's employees' financial interest congruous with those of the Company's shareholders.

Environmental Regulation

     See "Management's Discussion and Analysis of Financial Condition and Results of Operations--Compliance with Environmental Laws and Regulations" and "Note I to December 31, 2000 Consolidated Financial Statements--Environmental Matters" for a discussion of the Company's cleanup liabilities with state and federal regulators regarding the investigation and/or cleanup of certain sites.

                               ITEM 2. PROPERTIES

Production and Facilities

     The Company's four minimills have normally operated their melting and rolling facilities seven days per week. However, production levels were scaled down in the quarter ending December 31, 2000 due to market conditions. The Jackson, TN rolling mill began six-day operations in mid-September. During Thanksgiving, all mills reduced both melt shop and rolling mill production. Between Thanksgiving and Christmas, the Jackson, TN mill reduced operations further to five days per week. During Christmas, all mills ceased production for one to two weeks. Since then, production at the Knoxville, TN and Jacksonville, FL mills has returned to seven-day operations and Charlotte, NC is now on a five-day melt shop and seven-day rolling mill schedule. Jackson, TN expects to operate on a five-day schedule through June 2001 when production is expected to return to a seven-day schedule.

     The following table sets forth certain information regarding the Company's four minimills, including the current estimated annual production capacity and actual production of the minimills in thousands of tons. Billets produced in the melting process in excess of rolling needs are sold to third parties. Note: annual rolling capacities are estimates based on maximized product mix, and actual utilization may vary significantly due to changes in customer requirements, sizes, grades and types of products rolled, and production efficiencies. Increased utilization at the mills is a result of upgraded machinery and equipment capital spending programs in conjunction with an incentive oriented workforce.

                                                Twelve Months Ended                              Twelve Months Ended
                                     Approx.       December 31,                      Approx.         December 31,
                                     Annual            2000            Capacity      Annual              2000         Capacity
                       Start-up      Melting          Melting         Utilization    Rolling            Rolling      Utilization
Location                 Date       Capacity        Production        Percentage    Capacity          Production     Percentage
--------                 ----       --------        ----------        ----------    --------          ----------     ----------
Charlotte, NC             1961           480              415           86%              400               343           86%
Jackson, TN               1981           700              625           89               550               481           87
Jacksonville, FL          1976           620              603           97               600               585           98
Knoxville, TN             1987(1)        450              298           66               480               417           87
                                       -----            -----                          -----             -----
         Total                         2,250            1,941           86%            2,030             1,826           90%
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

     Charlotte's melting equipment includes a 75-ton electric arc furnace utilizing the Consteel process, a continuous scrap feeding and preheating system, and a ladle refining station. The melting facilities also include a 3-strand continuous caster and material handling equipment. Charlotte's rolling mill includes a reheat furnace, 15 in-line mill stands, a 200 foot cooling bed, an in-line straightener and flying cut-to-length shear, and an automatic stacker for merchant bars and rebar.

Jackson Minimill

     The Jackson minimill produces mostly merchant bars and some larger size rebar. This minimill is the Company's largest single producer of merchant bars. The merchant bars are marketed primarily in the southeastern U.S., as well as into southern Illinois, Indiana and Ohio.

     Melting equipment includes a 135-ton electric arc furnace, a 4-strand continuous billet caster and material handling equipment. The rolling mill consists of a 120 tons per hour reheat furnace, 16 Danieli vertical and horizontal in-line quick-change mill stands, a cooling bed, an in-line straightener, a cut-to-length product shear, an automatic stacker, and associated shipping and material handling facilities.

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

     Knoxville's melt shop completed an 18-month, $34.5 million modernization in July 2000. The new facility includes a 90 ton electric arc furnace utilizing the Consteel process and replaced two 35 ton furnaces. Melting capacity increased from 330 tons to 450 tons annually. The rolling mill consists of a reheat furnace, 16 in-line mill stands utilizing the Thermex in-line heat treating process, a cooling bed, a cut-to-length shear line, and associated shipping and material handling facilities.

Fabrication

     The Company believes that it operates the largest rebar fabricating group in the U.S., consisting of a network of 18 strategically located reinforcing steel fabricating plants throughout the southeastern and northeastern U.S. with an annual capacity of approximately 515,000 tons. The facilities are interconnected via satellite for the immediate transfer of customer engineering and production information utilized in its computer assisted design detailing programs. The fabricating plants are a downstream operation of the Company, purchasing the majority of its rebar from the Company's minimills, primarily Knoxville, Jacksonville and Charlotte.

     Included in results since April 1999 are the acquired operating assets of rebar fabricator Brocker Rebar Co. and Milton Rebar Coating which expanded the Company's fabricating operations into the northeast market. The additional operations have a 45 year history in the industry, with plants in York, Pennsylvania, Milton, Pennsylvania, Baltimore, Maryland, Wilmington, Delaware and Sayreville, New Jersey with annual production capacity of approximately 125,000 tons.

     Fabricated rebar is produced by cutting and bending stock rebar to meet engineering, architectural and other end-product specifications. The fabrication division currently employs about 820 employees. The following table shows the fabricating plant locations and approximate annual capacity:

                                                       Capacity
                  Fabricating Plant                    (in Tons)
                  -----------------                    ---------
                  Plant City, FL (Tampa)                 40,000
                  Jacksonville, FL                       35,000
                  Ft. Lauderdale, FL                     40,000
                  Orlando, FL                            15,000
                  Charlotte, NC                          35,000
                  Raleigh, NC                            30,000
                  Duluth, GA (Atlanta)                   40,000
                  Aiken, SC                              15,000
                  Knoxville, TN                          40,000
                  Nashville, TN                          30,000
                  Collierville, TN (Memphis)             20,000
                  Louisville, KY                         25,000
                  St. Albans, WV                         25,000
                  York, PA                               55,000
                  Baltimore, MD                          30,000
                  Wilmington, DE                         20,000
                  Sayreville, NJ                         20,000
                                                        -------
                  Total                                 515,000
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

     The Company's corporate offices are located in Tampa, Florida and are comprised of approximately 37,000 square feet of leased office space.

     The Company owns its four mills and 13 of its 18 rebar fabricating facilities, and leases the five other fabricating facilities. The following table shows the facilities for the other operations described above, which are currently owned or operated by the Company:

LOCATION                    USE                               ACREAGE        FLOOR SPACE
--------                    ---                               -------        -----------
Tampa, FL (Owned)           Closed minimill                     *57.0
Indiantown, FL (Owned)      Closed minimill                     151.5      130,340 sq. ft.
New Orleans, LA (Leased)    Wire fabric and nail facility         5.0      120,000 sq. ft.
Lancaster, SC (Owned)       Rail spike facility                  41.0       52,000 sq. ft.
Paragould, AR (Owned)       Rail spike facility                   7.7       23,000 sq. ft.

                            ITEM 3. LEGAL PROCEEDINGS

     There are no material pending legal proceedings, other than routine litigation incidental to the Company's business, to which the Company is a party or in which any of its property is the subject, and no such proceedings are known to be contemplated by governmental authorities. However, see "Management's Discussion and Analysis of Financial Condition and Results of Operations--Compliance with Environmental Laws and Regulations" and "Note I to December 31, 2000 Consolidated Financial Statements--Environmental Matters" for a discussion of the Company's liabilities with respect to the investigation and/or remediation at certain sites.

           ITEM 4. SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

     Not applicable.

             ADDITIONAL ITEM. EXECUTIVE OFFICERS OF THE REGISTRANT

     The following table sets forth certain information regarding the Company's executive officers:

Name                      Age                    Position
----                      ---                    --------

Phillip E. Casey          58        President, Chief Executive Officer and
                                    Director

J. Donald Haney           65        Group Vice President, Fabricated Reinforcing
                                    Steel and Director

Tom J. Landa              49        Vice President, Chief Financial Officer,
                                    Secretary and Director

J. Neal McCullohs         44        Vice President, Mill Product Sales

Robert P. Muhlhan         50        Vice President, Material Procurement

James S. Rogers, II       53        Vice President, Human Resources


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

                                     PART II
                                     -------

  ITEM 5. MARKET FOR REGISTRANT'S COMMON STOCK AND RELATED STOCKHOLDER MATTERS

     The authorized capital stock of the Company under its Articles of Incorporation is 100,000,000 shares of Class A Common Stock, par value $.01 per share, and 22,000,000 shares of Class B Common Stock, par value $.01 per share (together referred to as "Common Stock"). However, due to limitations contained in the Articles of Incorporation, the Company may not now issue any Class B Common Stock.

     As of December 31, 2000, there were 10,348,275 shares of Class A Common Stock outstanding held of record by approximately 900 stockholders and there were no shares of Class B Common Stock outstanding. Of such shares outstanding, 9,000,000 were held of record by FLS, which shares represented approximately 87.0% of the combined voting power of all Common Stock.

     On September 27, 1999, Gerdau, through a subsidiary, purchased 88% of the outstanding shares of FLS from Kyoei with Kyoei retaining the remaining 12% ownership interest in FLS. In September 2000, Gerdau, through a subsidiary, acquired the remaining 12% of the outstanding shares of FLS from Kyoei. In February 2001, a Gerdau subsidiary purchased an additional 1.2 million shares of AmeriSteel common stock. As a result of Gerdau's indirect 88% ownership of AmeriSteel, Gerdau has voting and investment control of the shares of common stock of the Company.

     No established public trading market exists for the Company's Common Stock, but the Company sells and buys shares at a price established annually by independent appraisal, which was $28.00 per share at December 31, 2000. The most recent appraisal established the per share value to be $13.00 which amount will be used for stock transactions in 2001.

     No dividends were declared or paid in the last two years of the Company.

                         ITEM 6. SELECTED FINANCIAL DATA

     In March 2000, the Company's Board of Directors approved changing the year end of the Company from March 31 to December 31, effective for the period ending December 31, 2000.

     The selected statement of operations and balance sheet data for the nine months ended December 31, 2000 and the years ended March 31, 2000, 1999, 1998 and 1997 are derived from the audited financial statements of the Company. The results for these periods are not necessarily indicative of the results to be expected for future periods. The following financial data for the periods presented are qualified in their entirety by reference to the more detailed Consolidated Financial Statements and Notes thereto, included elsewhere in this, and previously filed, Form 10-Ks, and should be read in conjunction with "Management's Discussion and Analysis of Financial Condition and Results of Operations."

                                                     Nine Months
                                                        Ended
                                                     December 31,                      Year Ended March 31,
                                                        2000            2000          1999           1998           1997
                                                        ----            ----          ----           ----           ----
                                                               (in thousands, except per share and average data)
Statement of Operations:
Net sales                                               $503,094       $706,774      $671,476       $664,566      $617,289
Operating expenses:
    Cost of sales                                        434,153        566,579       546,101        540,422       531,190
    Selling and administrative                            24,669         39,355        35,840         27,811        29,068
    Depreciation                                          19,881         23,519        22,190         19,494        16,654
    Amortization of goodwill                               3,332          4,413         4,130          4,130         4,130
    Other operating expenses (income)  (1)                 2,988          2,519           (37)             -             -
                                                        --------       --------      --------       --------      --------
                                                         485,023        636,385       608,224        591,857       581,042
Income from operations                                    18,071         70,389        63,252         72,709        36,247
Other expenses
    Interest                                              11,489         14,199        15,655         19,775        19,473
    Amortization of deferred financing costs                 551            613           574            652           934
                                                        --------       --------      --------       --------      --------
                                                          12,040         14,812        16,229         20,427        20,407
Income before income taxes
    & extraordinary item                                   6,031         55,577        47,023         52,282        15,840
Income taxes                                               3,746         23,922        19,950         22,000         7,788
                                                        --------       --------      --------       --------      --------
Income before extraordinary item                           2,285         31,655        27,073         30,282         8,052
Extraordinary item, net of income tax
    benefit (2)                                                -         (2,325)       (2,073)             -             -
                                                        --------       --------      --------       --------      --------
Net income                                              $  2,285       $ 29,330      $ 25,000       $ 30,282      $  8,052
                                                        ========       ========      ========       ========      ========

Earnings per share - basic                              $   0.22       $   2.80      $   2.37       $   3.00      $    .80
                                                        ========       ========      ========       ========      ========
Earnings per share - diluted                            $   0.22       $   2.78      $   2.34       $   2.98      $    .80
                                                        ========       ========      ========       ========      ========
Cash dividends declared per common
    share outstanding                                   $      -       $      -      $    .60       $    .60      $      -
                                                        ========       ========      ========       ========      ========

Other Financial Data and Selected Ratios:
Adjusted EBITDA (3)                                     $ 44,076       $ 99,313      $ 97,620       $100,556      $ 58,323
Adjusted EBITDA margin                                       8.8%          14.1%         14.5%          15.1%          9.4%
Capital expenditures                                      31,317         42,329        25,583       $ 21,107        34,382
Ratio of adjusted EBITDA to
    interest expense (4)                                     3.7x           6.7x          6.0x           4.9x          2.9x
Ratio of total debt to adjusted EBITDA (LTM)                 3.5x           2.2x          2.0x           2.2x          4.1x

Net cash provided by operating activities               $ 20,992       $ 40,904      $ 62,186       $ 35,489      $ 43,930
Net cash used in investing activities                    (30,891)       (50,820)      (24,303)       (20,264)      (18,710)
Net cash provided by (used in)
    financing activities                                  13,178          9,374       (35,922)       (15,612)      (29,768)

                                                     Nine Months
                                                        Ended
                                                     December 31,                      Year Ended March 31,
                                                                     --------------------------------------------------------
                                                         2000           2000          1999           1998           1997
                                                         ----           ----          ----           ----           ----
                                                                (in thousands, except per share and average data
Balance Sheet Data (end of period):
Current assets                                           $ 227,654      $ 241,107     $ 203,727      $ 210,610      $ 182,519
Net property, plant & equipment                            277,032        265,376       247,312        251,172        250,021
Total assets                                               591,459        595,835       545,783        562,130        535,685
Total current liabilities (excluding
    S/T borrowings)                                         67,343         85,379        75,574         80,811         73,357
Current maturities of LT borrowings                          6,567         90,311         3,333          7,106            435
Long term borrowings                                       224,059        124,668       191,418        214,465        237,474
Total liabilities                                          364,006        369,897       340,640        376,415        385,121
Shareholders' equity                                       227,453        225,938       205,143        185,715        150,564

Current ratio                                                  3.1x           1.4x          2.6x           2.4x           2.5x
Debt to capital ratio                                         50.3%          48.8%         48.7%          54.4%          61.2%

Selected Operating Data:
Shipped tons
  Stock rebar                                                  512            620           644            550            472
  Merchant bar                                                 435            675           603            576            512
  Rod                                                           62             64            82             92            105
                                                         ---------      ---------     ---------      ---------      ---------
  Subtotal mill finished goods                               1,009          1,359         1,329          1,218          1,089
  Fabricated rebar                                             373            476           354            338            326
  Billets                                                       32            109           108            172            281
                                                         ---------      ---------     ---------      ---------      ---------
  Total shipped tons                                         1,414          1,944         1,791          1,728          1,696
                                                         =========      =========     =========      =========      =========
Average mill finished goods prices
  (per ton)                                              $     290      $     307     $     330      $     351      $     333
Average yielded scrap cost (per ton)                           103            106           115            133            130
Average metal spread (per ton) (5)                             187            201           215            218            203
Average mill conversion costs (per ton)                        134            124           126            129            138

         The following table reconciles EBITDA to Adjusted EBITDA:

                                             Nine months
                                                Ended
                                             December 31,                     Year ended March 31,
                                                                              --------------------
                                                   2000           2000          1999          1998           1997
                                                   ----           ----          ----          ----           ----
         EBITDA                                  $ 41,284       $ 98,321      $ 89,572      $ 96,333       $ 57,031
         Addback:
            Deferred compensation                      89            262         1,072         1,005            975
            Loss on asset dispositions                203            730         6,044           768            317
            Investments                                 -              -           932         2,450              -
            Startup costs allowed (6)               2,500              -             -             -              -
                                                 --------       --------      --------      --------       --------
         Adjusted EBITDA                         $ 44,076       $ 99,313      $ 97,620      $100,556       $ 58,323

(1) In the nine-months ended December 31, 2000, the Company incurred startup costs of $3.0 million related to the Knoxville meltshop. In the year ended March 31, 2000, the Company recorded a non-recurring gain of $5.8 million from cash settlements from graphite electrode suppliers offset by $8.3 million in charges relating to accelerated vesting in stock appreciation rights and other charges relating to a change of control. In the year ended March 31, 1999, the Company recorded a non-recurring gain of $5.8 million from cash settlements from graphite electrode suppliers offset by a $5.9 million equipment write-down recorded for certain non-productive assets at the Company's electric arc furnace dust processing facility.

(2) In the year ended March 31, 2000, the Company incurred a charge of $2.3 million, net of income tax benefits, as a result of the put by holders of the Senior Notes due to the change of control provision in the notes. In the year ended March 31, 1999, the Company incurred a charge of $2.1 million, net of income tax benefits, as a result of redeeming $100 million of the 11.5% first mortgage notes at a premium of 1.916%.
(3) Adjusted EBITDA represents income from operations plus depreciation, amortization and non-cash deferred compensation expense and excludes gains or losses from asset sales and non-recurring charges. Adjusted EBITDA is presented because it is a financial indicator of the Company's ability to service indebtedness and a similar measure is used in the Company's debt instruments to determine compliance with certain covenants. However, adjusted EBITDA should not be considered as an alternative to income from operations or to cash flows from operating activities (as determined in accordance with generally accepted accounting principles) and should not be construed as an indication of a company's operating performance or as a measure of liquidity. EBITDA excludes extraordinary charges.
(4) Interest expense includes amortization of deferred financing costs.
(5) Average metal spread equals average mill finished goods prices minus average yielded scrap cost.
(6) Bank covenants allow $2.5 million of approximate $3.0 million related to the Knoxville melt shop startup costs to be added to arrive at Adjusted EBITDA.

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

RESULTS OF OPERATIONS

     In March 2000, the Company's Board of Directors approved changing the year end of the Company from March 31 to December 31, effective for the period ending December 31, 2000.

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

                                               NINE MONTHS ENDED DECEMBER 31,                      YEAR ENDED MARCH 31,
                                                2000                    1999                   2000                    1999
                                                ----                    ----                   ----                    ----
                                                                    (In thousands , except percentages)
Net sales                                 $503,094      100.0%   $533,335      100.0%    $706,774      100.0%    $671,476   100.0%
Cost of sales                              434,153       86.3%    423,681       79.4%     566,579       80.2%     546,101    81.3%
Selling and administrative                  24,669        4.9%     29,762        5.6%      39,355        5.6%      35,840     5.3%
Depreciation                                19,881        4.0%     17,144        3.2%      23,519        3.3%      22,190     3.3%
Amortization of goodwill                     3,332         .7%      3,303         .6%       4,413         .6%       4,130      .6%
Other operating expense (income)             2,988         .5%      2,769         .4%       2,519         .3%         (37)      -
                                          --------      -----    --------      -----     --------      -----     --------   -----
Income from operations                      18,071        3.6%     56,676       10.6%      70,389       10.0%      63,252     9.4%
Interest expense                            11,489        2.3%     11,126        2.1%      14,199        2.0%      15,655     2.3%
Amortization of def'd finance costs            551         .1%        456         .1%         613         .1%         574      .1%
Income taxes                                 3,746         .7%     19,285        3.6%      23,922        3.4%      19,950     3.0%
                                          --------      -----    --------      -----     --------      -----     --------   -----
Income before extraordinary item          $  2,285         .5%   $ 25,809        4.8%     $31,655        4.5%     $27,073     4.0%
Extraordinary item net of tax                    -          -      (2,325)       (.4%)     (2,325)       (.3%)     (2,073)    (.3)%
                                          --------      -----    --------      -----     --------      -----     --------   -----
Net income                                $  2,285         .5%   $ 23,484        4.4%    $ 29,330        4.2%    $ 25,000     3.7%
                                          ========      =====    ========      =====     ========      =====     ========   =====

Nine Months Ended December 31, 2000 Versus Twelve Months Ended March 31, 2000 (Nine months ended December 31, 1999 shown for comparative purposes)

                                     Tons Shipped (Thousands)                 Average Selling Prices (Per Ton)
                              Nine            Nine          Twelve           Nine           Nine          Twelve
                              ----            ----          ------           ----           ----          ------
                             Months          Months         Months          Months         Months         Months
                             ------          ------         ------          ------         ------         ------
                              Ended           Ended          Ended           Ended          Ended          Ended
                              -----           -----          -----           -----          -----          -----
                             December        December        March          December       December        March
                             --------        --------        -----          --------       --------        -----
                             31, 2000        31, 1999      31, 2000         31, 2000       31, 1999      31, 2000
                             --------        --------      --------         --------       --------      --------
Mill Finished Goods:
Stock Rebar                      512              465           620            $272           $281           $280
Merchant Bar                     435              507           675             315            329            335
Rods                              62               51            64             286            287            291
                             -------          -------       -------            ----           ----           ----
                               1,009            1,023         1,359             290            304            307

Fabricated Rebar                 373              359           476             436            449            447
Billets                           32               99           109             219            208            208
                             -------          -------       -------
         Total                 1,414            1,481         1,944
                             =======        =========       =======

     NET SALES. Net sales for the nine months ended December 31, 2000 decreased from the same period one year ago due to lower selling prices and volumes. Average mill finished goods selling prices declined, continuing a three-year trend caused by extraordinarily high levels of cheaply priced foreign imports. Lower shipments were the result of increased customer inventory levels, and therefore fewer orders, in the face of the softening U.S. economy.

     COST OF SALES. In response to reduced steel prices and softened demand, the Company slowed production in the fourth calendar quarter of 2000 in order to relieve inventory and also shifted its product mix away from higher margin merchant bar products to rebar. Higher energy and fuel costs also contributed to higher conversion costs in the nine months ended December 31, 2000 relative to the prior periods. Yielded scrap costs for the nine months ended December 31, 2000 remained largely unchanged at $103 per ton from the nine months ended December 31, 1999.

     SELLING AND ADMINISTRATIVE. Selling and administrative expenses as a percentage of revenue for the nine months ended December 31, 2000 declined from the year ended March 31, 2000 period due to reduced incentive based payroll and lower spending associated with environmental professional fees.

     DEPRECIATION. Depreciation increased due to capital improvement expenditures at all four mills during the last five years, including the placing in service of the $34.5 million modernization of the Knoxville melt shop in July 2000.

     OTHER OPERATING EXPENSES. Other operating expenses in the nine months ended December 31, 2000 consist of startup costs associated with the modernization of the Knoxville melt shop. Other operating expenses in the twelve months ended March 31, 2000 consists primarily of a non-recurring net gain of $5.8 million from cash settlements from graphite electrode suppliers offset by a charge of $8.3 million associated with the accelerated vesting of stock options and stock appreciation rights as a result of a change of control in September 1999.

     INCOME TAXES. The Company's effective federal and state income tax rate was 40% for both the nine months ended December 31, 2000 and the twelve months ended March 31, 2000, excluding goodwill amortization which is not deductible for income tax purposes.

Fiscal 2000 Versus Fiscal 1999

                                                                    Average Selling
                                Tons Shipped (Thousands)            Prices (Per Ton)
                                  Year Ended March 31,            Year Ended March 31,
                                  --------------------            --------------------
                                 2000             1999            2000           1999
                                 ----             ----            ----           ----
Mill Finished Goods:
Stock Rebar                          620               644           $280           $304
Merchant Bar                         675               603            335            364
Rods                                  64                82            291            299
                                  ------            ------           ----           ----
                                   1,359             1,329            307            330

Fabricated Rebar                     476               354            447            458
Billets                              109               108            208            221
                                  ------            ------
         Total                     1,944             1,791
                                  ======            ======

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

     OTHER OPERATING EXPENSES. Other operating expenses consists of a non-recurring net gain of $5.8 million from cash settlements from graphite electrode suppliers offset by a charge of $8.3 million associated with the accelerated vesting of stock options and stock appreciation rights as a result of a change of control.

     INTEREST EXPENSE. Interest expense decreased to $14.2 million in fiscal 2000 from $15.7 million in fiscal 1999 due primarily to lower average interest rates. Average annual interest rates decreased from 7.7% in fiscal 1999 to 7.3% in fiscal 2000 in part due to refinancings (see Note D to December 31, 2000 Consolidated Financial Statements--Borrowings" for a more detailed explanation of debt activity during fiscal 2000.) Total outstanding debt increased by $20.2 million during fiscal 2000 primarily due to increased capital expenditures.

     INCOME TAXES. The Company's effective federal and state income tax rate was 40% for fiscal 2000 and 39% for fiscal 1999, excluding the effect of goodwill amortization which is not deductible for income tax purposes.

LIQUIDITY AND CAPITAL RESOURCES

     The Company's primary financial obligation outstanding as of December 31, 2000 was a $285 million credit facility (the "Revolving Credit Agreement"). It is collateralized by first priority security interests in substantially all accounts receivable and inventory of the Company as well as a lien on the Company's Charlotte Mill property, plant and equipment. Loans under the Revolving Credit Agreement bear interest at a per annum rate equal to one of several rate options (LIBOR, Fed Funds, or Prime Rate) based on the facility chosen at the time of borrowing plus an applicable margin determined by tests of performance from time to time. The effective interest rate on the Revolving Credit Agreement at December 31, 2000 was approximately 8.47%.

     The Revolving Credit Agreement was amended in September 2000 and the total facility was increased from $150 million to $285 million, of which $100 million is a term loan that amortizes at the rate of 25% per year beginning in December 2001. The additional funds were used to repay the $90 million 364-Day Facility that was otherwise due in January 2001. The amendment also extended the duration of the loan, which now matures in September 2005. The Revolving Credit Agreement contains certain covenants including, among other restrictions, financial ratios and limitations on indebtedness, liens, investments and disposition of assets and dividends. The Company continues to be in compliance with the provisions of the Revolving Credit Agreement.

     As of December 31, 2000, the Revolving Credit Agreement had approximately $196.0 million outstanding and $34.6 million was allocated to letters of credit (most of which are being provided as credit backing for the Company's outstanding Industrial Revenue Bonds). These Industrial Revenue Bonds were issued to construct facilities in Jackson, Tennessee, Charlotte, North Carolina, Jacksonville, Florida, and Plant City, Florida. The interest rates on these bonds range from 50% to 75% of the prime rate. The Industrial Revenue Bonds mature in 2003, 2014 and 2017.

     Net cash provided by operating activities for the nine months ended December 31, 2000 was $21.0 million compared with $40.9 million for the year ended March 31, 2000. The Company increased total borrowings by $15.6 million during the nine months ended December 31, 2000 primarily to fund capital projects, the majority of which was incurred for the melt shop modernization project in the Knoxville, TN mill.

     Over the years, the Company has expanded capacity and reduced manufacturing costs by modernizing and upgrading facilities. Capital expenditures were $31.3 million for the nine months ended December 31, 2000 and $42.3 million for the year ended March 31, 2000. The Company anticipates spending up to $28.0 million for capital expenditures in 2001.

     The Company paid no dividends to its stockholders in the past two years.

     On February 28, 2001, the Company sold 1,153,846 shares of Class A Common Stock to Gerdau USA, a subsidiary of Gerdau SA, for the sum of $15 million. The funds were used for working capital purposes.

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

     The Company has estimated its potential costs for further remediation under Environmental Cleanup Laws at on-site and off-site locations to be approximately $2.1 million and has included this amount in the Company's recorded liabilities as of December 31, 2000. Based on the use of certain technologies and remediation methods by third parties, evaluation of those technologies and methods by the Company's consultants, and quotations and estimates of costs of remediation-related services provided to the Company, or of which the Company and its consultants are aware, the Company believes the cost estimates are reasonable. Considering the uncertainties inherent in determining the costs associated with the clean-up of such contamination, including the time periods over which such costs must be paid, the extent of contribution by parties which are jointly and severally liable, and the nature and timing of payments to be made under cost sharing arrangements, there can be no assurance that the ultimate costs of remediation may not be more or less than the estimated remediation costs that the Company has recorded.

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

     See "Note I to December 31, 2000 Consolidated Financial Statements-- Environmental Matters" for further information regarding environmental matters.

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

ITEM 8. FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA

AMERISTEEL CORPORATION
CONSOLIDATED STATEMENTS OF FINANCIAL POSITION
     ($ in thousands)

                                                                        December 31,       March 31,
                                                                            2000              2000
                                                                        ------------     ------------
ASSETS

CURRENT ASSETS
     Cash and cash equivalents                                             $   5,956        $   2,677
     Accounts receivable, less allowance of $1,301 and
      $1,500 at December 31 and March 31, 2000,
      respectively, for estimated losses                                      74,229           82,577
     Inventories                                                             138,743          147,064
     Deferred tax assets                                                       5,600            5,600
     Other current assets                                                      3,126            3,189
                                                                           ---------        ---------
TOTAL CURRENT ASSETS                                                         227,654          241,107

ASSETS HELD FOR SALE                                                           7,080            7,434
                                                                           ---------        ---------

PROPERTY, PLANT AND EQUIPMENT
     Land and improvements                                                    19,964           18,396
     Building and improvements                                                42,658           42,070
     Machinery and equipment                                                 326,728          284,886
     Construction in progress                                                 18,929           37,090
                                                                           ---------        ---------
                                                                             408,279          382,442
     Less accumulated depreciation                                          (131,247)        (117,066)
                                                                           ---------        ---------
NET PROPERTY, PLANT AND EQUIPMENT                                            277,032          265,376

GOODWILL                                                                      77,487           80,819

DEFERRED FINANCING COSTS                                                       2,147            1,088

OTHER ASSETS                                                                      59               11

                                                                           ---------        ---------
TOTAL ASSETS                                                               $ 591,459        $ 595,835
                                                                           =========        =========

See notes to consolidated financial statements

AMERISTEEL CORPORATION
CONSOLIDATED STATEMENTS OF FINANCIAL POSITION
         ($ in thousands)

                                                                                  December 31,       March 31,
                                                                                      2000              2000
                                                                                ----------------   ---------------
LIABILITIES AND SHAREHOLDERS' EQUITY

CURRENT LIABILITIES
    Trade accounts payable                                                      $         44,088   $        54,180
    Accrued salaries, wages and employee benefits                                         15,298            19,647
    Current environmental remediation liabilities                                          1,017             1,294
    Other current liabilities                                                              5,626             8,393
    Interest payable                                                                       1,314             1,865
    Current maturities of long-term borrowings                                             6,567            90,311
                                                                                ----------------   ---------------
TOTAL CURRENT LIABILITIES                                                                 73,910           175,690

LONG-TERM BORROWINGS, LESS CURRENT MATURITIES                                            224,059           124,668

OTHER LIABILITIES                                                                         23,279            22,032

DEFERRED INCOME TAXES                                                                     42,758            47,507
                                                                                ----------------   ---------------
SHAREHOLDERS' EQUITY
      Class A Common Stock, $.01 par value, 100,000,000 shares authorized at
         December 31 and March 31, 2000. 10,348,275 and 10,377,183 issued and
         outstanding at December 31 and March 31, 2000, respectively                         103               104
      Class B Common Stock, $.01 par value, 22,000,000 shares authorized at
         December 31 and March 31, 2000.  No shares issued and outstanding at
         December 31 and March 31, 2000.                                                       -                 -
      Capital in excess of par                                                           157,296           158,117
      Retained earnings                                                                   70,130            67,882
      Deferred compensation                                                                  (76)             (165)
                                                                                ----------------   ---------------
TOTAL SHAREHOLDERS' EQUITY                                                               227,453           225,938

                                                                                ----------------   ---------------
TOTAL LIABILITIES AND SHAREHOLDERS' EQUITY                                      $        591,459   $       595,835
                                                                                ================   ===============

See notes to consolidated financial statements

AMERISTEEL CORPORATION
CONSOLIDATED STATEMENTS OF OPERATIONS
($ in thousands except earnings per share data)

                                                         Nine-months Ended        Year Ended         Year Ended
                                                            December 31,           March 31,          March 31,
                                                                2000                 2000               1999
                                                         ------------------   ---------------      ----------------
NET SALES                                                $         503,094    $        706,774     $        671,476
                                                         -----------------    ----------------     ----------------

Operating Expenses:
     Cost of sales                                                 434,153             566,579              546,101
     Selling and administrative                                     24,669              39,355               35,840
     Depreciation                                                   19,881              23,519               22,190
     Amortization of goodwill                                        3,332               4,413                4,130
     Other operating expense (income)                                2,988               2,519                 (37)
                                                         -----------------    ----------------     ----------------
                                                                   485,023             636,385              608,224
                                                         -----------------    ----------------     ----------------
INCOME FROM OPERATIONS                                              18,071              70,389               63,252
                                                         -----------------    ----------------     ----------------

Other Expenses:
     Interest                                                       11,489              14,199               15,655
     Amortization of deferred financing costs                          551                 613                  574
                                                         -----------------    ----------------     ----------------
                                                                    12,040              14,812               16,229
                                                         -----------------    ----------------     ----------------
INCOME BEFORE INCOME TAXES                                           6,031              55,577               47,023

Income taxes                                                         3,746              23,922               19,950
                                                         -----------------    ----------------     ----------------

INCOME BEFORE EXTRAORDINARY ITEM                                     2,285              31,655               27,073

EXTRAORDINARY ITEM
    (Net of applicable income taxes of
    $1,488 and $1,325 for the years ended March
    31, 2000 and 1999, respectively)                                     -              (2,325)              (2,073)
                                                         -----------------    ----------------     ----------------

NET INCOME                                               $           2,285    $         29,330     $         25,000
                                                         =================    ================     ================

EARNINGS PER COMMON SHARE -
BASIC (NOTE B)
    Income before extraordinary item                     $            0.22    $           3.02     $           2.57
    Extraordinary item                                                   -               (0.22)               (0.20)
                                                         -----------------    ----------------     ----------------
    Net income                                           $            0.22    $           2.80     $           2.37
                                                         =================    ================     ================
  DILUTED (NOTE B)
    Income before extraordinary item                     $            0.22    $           3.00     $           2.53
    Extraordinary item                                                   -               (0.22)               (0.19)
                                                         -----------------    ----------------     ----------------
    Net income                                           $            0.22    $           2.78     $           2.34
                                                         =================    ================     ================

     Weighted average number of common
       shares outstanding                                           10,378              10,487               10,561
     Weighted average number of common
       and common equivalent shares                                 10,444              10,569               10,663

See notes to consolidated financial statements

AMERISTEEL CORPORATION
CONSOLIDATED STATEMENTS OF SHAREHOLDERS' EQUITY
     ($ in thousands except share data)

                                                                            Capital
                                                      Common Stock         In Excess      Retained      Deferred
                                                  Shares        Amount      of Par        Earnings    Compensation        Total
                                                ----------     --------    ----------    ----------   -------------    ----------
BALANCES AT MARCH 31, 1998                      10,568,555     $    106    $  167,283    $   19,886       $  (1,560)   $  185,715

   Common stock issuance                             5,781            -            72             -               -            72
   Repurchase of common stock                      (21,073)           -          (405)            -              23          (382)
   Net income                                            -            -             -        25,000               -        25,000
   Dividends paid                                        -            -             -        (6,334)              -        (6,334)
   Reduction in deferred compensation                    -            -             -             -           1,072         1,072
                                                ----------     --------    ----------    ----------       ---------    ----------

BALANCES AT MARCH 31, 1999                      10,553,263     $    106    $  166,950    $   38,552       $    (465)   $  205,143

   Common stock issuance                           247,071            2         3,223             -               -         3,225
   Repurchase of common stock                     (423,151)          (4)      (12,056)            -               -       (12,060)
   Net income                                            -            -             -        29,330               -        29,330
   Reduction in deferred compensation                    -            -             -             -             300           300
                                                ----------     --------    ----------    ----------       ---------    ----------

   BALANCES AT MARCH 31, 2000                   10,377,183     $    104    $  158,117    $   67,882       $    (165)   $  225,938

   Common stock issuance                            18,634            -           247             -               -           247
   Repurchase of common stock                      (47,542)          (1)       (1,068)          (37)              -        (1,106)
   Net income                                            -            -             -         2,285               -         2,285
   Reduction in deferred compensation                    -            -             -             -              89            89
                                                ----------     --------    ----------    ----------       ---------    ----------

BALANCES AT DECEMBER 31, 2000                   10,348,275     $    103    $  157,296    $   70,130       $     (76)   $  227,453
                                                ==========     ========    ==========    ==========       =========    ==========

See notes to consolidated financial
statements

AMERISTEEL CORPORATION
CONSOLIDATED STATEMENTS OF CASH FLOWS
     ($ in thousand)

                                                                   Nine Months Ended      Year Ended        Year Ended
                                                                      December 31,         March 31,         March 31,
                                                                         2000                2000              1999
                                                                      ------------         ---------         ---------
OPERATING ACTIVITIES
Net income                                                              $  2,285            $ 29,330          $ 25,000
Adjustment to reconcile net income to net cash
   provided by operating activities:
    Depreciation                                                          19,881              23,519            22,190
    Amortization                                                           3,883               5,026             4,704
    Extraordinary item                                                         -               3,813             3,398
    Deferred income taxes                                                 (4,749)             (1,493)           (2,000)
    (Gain) loss on disposition of property, plant and equipment             (292)               (125)            6,044
    Loss on disposition of assets held for sale                                -                 481                 -
    Deferred compensation                                                     89                 300             1,072
Changes in operating assets and liabilities:
    Accounts receivable                                                    8,348             (11,061)            1,814
    Inventories                                                            8,321             (17,954)            8,595
    Other current assets                                                      63              (1,061)           (1,665)
    Other assets                                                             (48)                107              (111)
    Trade accounts payable                                               (10,092)             12,745            (8,083)
    Salaries, wages and employee benefits                                 (4,349)                611             1,348
    Other current liabilities                                              1,540               2,743               (71)
    Environmental remediation                                             (1,084)             (6,230)           (3,200)
    Interest payable                                                        (551)             (3,693)              723
    Income taxes payable                                                  (4,307)              1,331               483
    Other liabilities                                                      2,054               2,515             1,945
                                                                        --------            --------          --------
NET CASH PROVIDED BY OPERATING ACTIVITIES                                 20,992              40,903            62,186
                                                                        --------            --------          --------
INVESTING ACTIVITIES
    Additions to property, plant and equipment                           (31,317)            (42,329)          (25,583)
    Asset acquisition                                                          -             (17,664)                -
    Proceeds from sales of property, plant and equipment                      72                 578               231
    Proceeds from sale of assets held for sale                               354               7,120               213
    Restricted IRB Funds                                                       -               1,476               836
                                                                        --------            --------          --------
NET CASH USED IN INVESTING ACTIVITIES                                    (30,891)            (50,819)          (24,303)
                                                                        --------            --------          --------
FINANCING ACTIVITIES
    Proceeds from issuance of new debt                                         -              91,835           130,000
    Redemption of 364-Day Facility debt                                  (90,000)                  -                 -
    Proceeds from (payment of) short-term and long-term
      borrowings, net                                                    106,647              72,393           (56,820)
    Redemption of senior debt                                             (1,000)            129,000)         (100,000)
    Redemption of subordinated intercompany note                               -             (15,000)                -
    Call premium on redemption of senior debt                                  -              (1,290)           (1,916)
    Additions to deferred financing costs                                 (1,610)               (729)             (542)
    Proceeds from sale of common stock                                       247               3,225                72
    Redemption of common stock                                            (1,106)            (12,060)             (382)
    Dividends paid                                                             -                                (6,334)
                                                                        --------            --------          --------
NET CASH PROVIDED BY (USED IN)  FINANCING ACTIVITIES                      13,178               9,374           (35,922)
                                                                        --------            --------          --------
 INCREASE (DECREASE) IN CASH AND CASH EQUIVALENTS                          3,279                (542)            1,961
 Cash and cash equivalents at beginning of period                          2,677               3,219             1,258
                                                                        --------            --------          --------
CASH AND CASH EQUIVALENTS AT END OF PERIOD                              $  5,956            $  2,677          $  3,219
                                                                        ========            ========          ========
SUPPLEMENTAL CASH FLOW INFORMATION
Cash paid for interest (net of amount capitalized)                      $ 13,755            $ 17,892          $ 14,932
                                                                        ========            ========          ========
Cash paid for income taxes                                              $ 15,720            $ 22,591          $ 20,791
                                                                        ========            ========          ========

See notes to consolidated financial statements

AMERISTEEL CORPORATION
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
DECEMBER 31, 2000, MARCH 31, 2000 AND 1999

NOTE A -- BASIS OF PRESENTATION

     The consolidated financial statements include the accounts of AmeriSteel Corporation, a Florida corporation (the "Company") after elimination of all significant intercompany balances and transactions. AmeriSteel Finance Inc., its only subsidiary, was dissolved September 7, 2000.

     The Company is a majority owned subsidiary of FLS Holdings, Inc. (FLS), whose only business is to own common stock of the Company. FLS, which owns 87% of the common stock of the Company, is a wholly owned subsidiary of Brazilian steel manufacturer Gerdau S.A. (Gerdau) through one of Gerdau's subsidiaries. Gerdau acquired 88% of FLS in September 1999, resulting in a change of control, and the remaining 12% in September 2000, both from Kyoei Steel Ltd. An institutional investor owns approximately 4% of the common stock of the Company. Executives and other employees own the remaining 8% of the Company's common stock. Push down accounting has not been applied to the financial statements of the Company as a result of a change of control in September 1999, therefore the historical cost basis of the Company's assets have not been changed.

     In March 2000, the Board of Directors approved changing the year end of the Company from March 31 to December 31 effective for the period ending December 31, 2000. The accompanying consolidated statements of operations, statements of shareholders' equity and statements of cash flows are presented for the nine months ended December 31, 2000 and for the years ended March 31, 2000 and 1999. For comparative purposes only, the following table presents the consolidated results of operations for the nine month periods ended December 31, 2000 and 1999. In the opinion of management, all adjustments necessary to fairly present these results of operations have been properly recorded:

                                                 Nine months      Nine months
                                               ended December    ended December
($ in thousands, except per share amounts)         31, 2000         31, 1999
                                                   --------         --------
                                                                   (unaudited)
                                                                   -----------

         Revenue                                   $ 503,094        $ 533,335
         Costs and expenses                          497,063          488,241
                                                   ---------        ---------
         Income before income taxes                    6,031           45,094
         Income taxes                                  3,746           19,285
                                                   ---------        ---------
         Income before extraordinary item              2,285           25,809
         Extraordinary item                                -           (2,325)
                                                   ---------        ---------
         Net income                                $   2,285        $  23,484
                                                   =========        =========
         Earnings per common share - basic         $    0.22        $    2.23
         Earnings per common share - diluted       $    0.22        $    2.21

NOTE B -- SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

     Credit Risk: The Company extends credit, primarily on a basis of 30-day terms, to various customers in the steel distribution, fabrication and construction industries. The Company performs periodic credit evaluations of its customers and generally does not require collateral. Credit losses, net of recoveries, for the nine months ended December 31, 2000 and the years ended March 31, 2000 and 1999 have been approximately $335,000, $871,000 and $566,000, respectively.

     Business Segments: The Company is engaged in two primary business segments, steel production and fabrication, both primarily for use in construction and industrial markets. Exports represent less than 1% of total sales .

     Cash Equivalents: The Company considers all highly liquid investments, with an original maturity of three months or less when purchased, to be cash equivalents.

     Inventories: Inventories are stated at the lower of cost (first-in, first-out method) or market.

     Assets Held for Sale: Assets held for sale consist of real estate held for sale which is carried at the lower of cost or net realizable value.

AMERISTEEL CORPORATION
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS -- (CONTINUED)

     Property, Plant and Equipment: Property, plant and equipment are stated at cost. Major renewals and betterments are capitalized and depreciated over their estimated useful lives. Maintenance and repairs are charged against operations as incurred. Upon retirement or other disposition of property, plant and equipment, the cost and related allowances for depreciation are removed from the accounts and any resulting gain or loss is recorded in the statement of operations.

     Interest costs for property, plant and equipment construction expenditures of approximately $1.7 million, $1.1 million and $0.2 million were capitalized for the nine months ended December 31, 2000 and the years ended March 31, 2000 and 1999, respectively. For financial reporting purposes, the Company provides for depreciation of property, plant and equipment using the straight-line method over the estimated useful lives of 20 to 30 years for buildings and improvements and 4 to 15 years for other equipment.

     Goodwill: Goodwill consists of the excess of purchase price over the fair value of acquired assets and liabilities. Goodwill is stated at cost less accumulated amortization of $33.4 million, $30.1 million and $25.7 million at December 31, 2000, March 31, 2000 and 1999, respectively. Goodwill is being amortized over a period of 25 years.

     Deferred Financing Costs: Deferred financing costs are reflected net of accumulated amortization and are amortized over the term of the respective debt instruments, which range from 5 to 22 years from the debt inception date. The Company incurred financing costs of approximately $1.6 million, $0.7 million and $0.5 million in the nine months ended December 31, 2000, and the years ended March 31, 2000 and 1999, respectively, related to refinancing of long term debt (see "Note D").

     Income Taxes: Income taxes are accounted for using Statement of Financial Accounting Standards No. 109, "Accounting for Income Taxes," which establishes financial accounting and reporting standards for the effects of income taxes that result from a company's activities.

     Earnings per Common Share: In 1998, the Company adopted Statement of Financial Accounting Standards No. 128, "Earnings per Share" (SFAS 128). Basic earnings per common share is based upon the weighted average number of common shares and the diluted earnings per common share is based upon the weighted average number of common shares plus the dilutive common equivalent shares outstanding during the period. The following is a reconciliation of the denominators of the basic and diluted earnings per common share computations shown on the face of the accompanying consolidated statements of income (in thousands):

                                                                       December 31,      March 31,        March 31,
                                                                           2000             2000             1999
                                                                         -------          -------          -------
         Basic weighted average number of common shares                   10,378           10,487           10,561
         Dilutive effect of options outstanding                               66               82              102
                                                                         -------          -------          -------
         Diluted weighted average number of common and
           common equivalent shares outstanding                           10,444           10,569           10,663
                                                                         =======          =======          =======

     Impairment of Long-Lived Assets: Statement of Financial Accounting Standards (SFAS) No. 121, "Accounting for the Impairment of Long-Lived Assets and for Long-Lived Assets to be Disposed Of," establishes the recognition and measurement standards related to the impairment of long-lived assets. The Company periodically assesses the realizability of its long-lived assets. SFAS 121 did not have a material effect on the Company's results of operations, cash flows or financial positions for the nine months ended December 31, 2000, and for the years ended March 31, 2000 and 1999.

     Revenue Recognition: Revenues are recognized at the time product is shipped to customers.

     Delivery Expenses: The Company's policy is to include all delivery expenses in cost of sales.

     Self Insurance: As part of its risk management strategies, the Company is self-insured, up to certain amounts, for risks such as workers' compensation, general liability, employee health benefits, and long-term disability. Risk retention is determined based on savings from insurance premium reductions, and, in the opinion of management, does not result in unusual loss exposure relative to other companies in the industry.

     Fair Value of Financial Instruments: SFAS No. 107, "Disclosure about Fair Value of Financial Instruments," requires disclosure of the estimated fair values of certain financial instruments. The carrying value of cash equivalents, accounts receivable and accounts payable approximates their fair value due to the short-term nature of these financial instruments. The carrying value of the fixed-rate debt approximates fair value due to the nature of the counterparties. The carrying value of the variable-rate debt approximates fair value due to its variable-rate nature.

AMERISTEEL CORPORATION
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS -- (CONTINUED)

     Use of Estimates: The preparation of financial statements in conformity with accounting principles generally accepted in the United States requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities and disclosure of contingent assets and liabilities at the date of the financial statements and the reported amounts of revenues and expenses during the reporting period. Actual results could differ from those estimates.

     Reclassifications: Certain amounts in the 2000 and 1999 financial statements have been reclassified to conform to the December 31, 2000 financial statement presentation.

NOTE C -- INVENTORIES

     Inventories consist of the following:
                                                 December 31,       March 31,
                                                    2000              2000
                                                    ----              ----
                                                       ($ in thousands)
Finished goods                                    $  87,484        $  96,165
Work in-process                                      20,498           14,818
Raw materials and operating supplies                 30,761           36,081
                                                  ---------        ---------
                                                  $ 138,743        $ 147,064
                                                  =========        =========
NOTE D -- BORROWINGS

     Long-term borrowings consist of the following:

                                                 December 31,    March 31,
                                                     2000          2000
                                                     ----          ----
                                                      ($ in thousands)
Revolving Credit Agreement                         $ 96,000       $89,130
Term Loan                                           100,000             -
Industrial Revenue Bonds (IRBs)                      33,195        33,195
364-Day Facility                                          -        90,000
Senior Notes                                              -         1,000
TVA Loan                                              1,211         1,357
Capital Lease                                           220           297
                                                   --------      --------
    Total borrowings                                230,626       214,979
Less current maturities                               6,567        90,311
                                                   --------      --------
    Total long-term borrowings                     $224,059      $124,668
                                                   ========      ========

     In October 2000, the remaining $1 million face value Senior Notes were redeemed at 101% of face value.

     The Company's primary financial obligation outstanding as of December
31, 2000 was a $285 million credit facility (the "Revolving Credit Agreement"). It is collateralized by first priority security interests in substantially all accounts receivable and inventory of the Company as well as a lien on the Company's Charlotte Mill property, plant and equipment. Loans under the Revolving Credit Agreement bear interest at a per annum rate equal to one of several rate options (LIBOR, Fed Funds, or Prime Rate) based on the facility chosen at the time of borrowing plus an applicable margin determined by tests of performance from time to time. The effective interest rate on the Revolving Credit Agreement at December 31, 2000 was approximately 8.47%.

     The Revolving Credit Agreement was amended in September 2000 and the total facility was increased from $150 million to $285 million, of which $100 million is a term loan that amortizes at the rate of 25% per year beginning in December 2001. The additional funds were used to repay the $90 million 364-Day Facility that was otherwise due in January 2001. The amendment also extended the duration of the loan which now matures in September 2005. The Revolving Credit Agreement contains certain covenants including, among other restrictions, financial ratios and limitations on indebtedness, liens, investments and disposition of assets and dividends. The Company continues to be in compliance with the provisions of the Revolving Credit Agreement.

AMERISTEEL CORPORATION
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS -- (CONTINUED)

     As of December 31, 2000, the Revolving Credit Agreement had approximately $196.0 million outstanding and $34.6 million was allocated to letters of credit (most of which are being provided as credit backing for the Company's outstanding Industrial Revenue Bonds). These Industrial Revenue Bonds were issued to construct facilities in Jackson, Tennessee, Charlotte, North Carolina, Jacksonville, Florida, and Plant City, Florida. The interest rates on these bonds range from 50% to 75% of the prime rate. The Industrial Revenue Bonds mature in 2003, 2014 and 2017.

     The Company's IRBs were issued to obtain funding to construct facilities in Jackson, Tennessee; Charlotte, North Carolina; Jacksonville, Florida; and Plant City, Florida. The interest rates on these bonds range from 50% to 75% of the prime rate. $9.4 million of the IRBs matures in 2003, $3.8 million matures in 2014 and the remaining $20.0 million matures in 2017. Irrevocable letters of credit issued pursuant to the Revolving Credit Agreement back the IRBs. As of December 31, 2000, the Company had approximately $34.6 million of outstanding letters of credit for IRBs, insurance-related matters and surety bonds. The effective interest rate on the IRBs was approximately 6.1% at December 31, 2000.

     The TVA Loan represents a $1.5 million note payable to the Tennessee Valley Authority that amortizes over seven years and is secured by certain equipment at the Knoxville, Tennessee mill.

     The Capital Lease was used to purchase equipment at the Knoxville mill.

     The maturities of long-term borrowings for the years subsequent to December 31, 2000 are as follows:

               Year                        Amount
               ----                        ------
                       ($ in thousands)
               2001                       $   6,567
               2002                          25,315
               2003                          34,613
               2004                          25,226
               2005                         114,985
               Thereafter                    23,920
                                          ---------
                                          $ 230,626
                                          =========

NOTE E -- INCOME TAXES

     The provision for income taxes is comprised of the following amounts:

                                      Nine Months Ended           Year Ended                Year Ended
                                      December 31, 2000         March 31, 2000            March 31, 1999
                                      -----------------         --------------            --------------
                                                              (US$ in thousands)
Current provision
    Federal                                     $ 7,135               $ 19,691                  $ 17,589
    State                                         1,360                  4,238                     3,036
                                                -------               --------                  --------
                                                  8,495                 23,929                    20,625
Deferred benefit
    Federal                                      (4,274)                (1,344)                   (1,849)
    State                                          (475)                  (149)                     (151)
                                                -------               --------                  --------
                                                 (4,749)                (1,493)                   (2,000)
                                                -------               --------                  --------
                                                $ 3,746               $ 22,436                  $ 18,625
                                                -------               --------                  --------

     A reconciliation of the difference between the effective income tax rate for each period and the statutory federal income tax rate follows:

                                      Nine Months Ended           Year Ended                Year Ended
                                      December 31, 2000         March 31, 2000            March 31, 1999
                                      -----------------         --------------            --------------
Tax provision at statutory rates                $ 2,111               $ 18,118                  $ 15,269
State income taxes, net of
Federal income tax effect                           238                  2,478                     1,790
Goodwill amortization                             1,046                  1,437                     1,446
Other items, net                                    351                    403                       120
                                                -------               --------                  --------
                                                $ 3,746               $ 22,436                  $ 18,625
                                                -------               --------                  --------

AMERISTEEL CORPORATION
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS -- (CONTINUED)

         The components of the deferred tax assets and liabilities consisted of the following:

                                                          December 31, 2000      March 31, 2000
                                                          -----------------      -------------
                                                                     (US$ in thousands)
Deferred Tax Asset
  Allowance for doubtful accounts                            $        513              $       591
  Inventories                                                         530                        -
  Investment writedown                                                367                      367
  Accrued expenses                                                    607                        -
  Worker's compensation accrual                                     1,060                      853
  Employee benefits and related accruals                            3,636                    3,705
  Environmental remediation accrual                                   795                        -
  Taxes                                                               217                      148
  Pension and retirement accruals                                   4,849                    4,221
  Post retirement benefits accrual                                  3,522                    3,557
  Other                                                               435                      288
                                                             ------------              -----------
                                                                   16,531                   13,730
                                                             ------------              -----------

Deferred Tax Liability
  Inventories                                                           -                     (413)
  Property, plant and equipment                                   (50,026)                 (52,926)
  Assets held for sale                                             (3,521)                  (2,182)
  Goodwill                                                           (142)                       -
  Environmental remediation accrual                                     -                     (116)
                                                             ------------              -----------
                                                                  (53,689)                 (55,637)
                                                             ------------              -----------
Net Deferred Tax Liability                                   $    (37,158)             $   (41,907)
                                                             ------------              -----------

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

         The following tables summarize the accumulated pension benefits and postretirement medical benefit obligations included in the Company's consolidated statements of financial position:

                                                                Pension Benefits                     Postretirement Medical
                                                    Nine Months                               Nine Months
                                                      Ended      Year Ended    Year Ended       Ended      Year Ended    Year Ended
                                                   December 31,    March 31,     March 31,   December 31,    March 31,     March 31,
                                                       2000          2000          1999          2000          2000          1999
                                                                                    ($ in thousands)
Components of net periodic benefit cost
Service cost                                       $   2,441     $   3,443      $  2,985     $      158     $      216    $    228
Interest cost                                          6,139         7,477         6,910            423            519         553
Expected return on plan assets                        (7,094)       (8,890)       (8,258)             -              -           -
Amortization of prior service cost                       (26)          (35)          (35)            (9)           (11)        (11)
Recognized actuarial gain                                  -             -             -            (18)           (19)         (5)
                                                 ---------------------------------------------------------------------------------
Net periodic benefit cost                          $   1,460     $   1,995      $  1,602     $      554     $      705    $    765
                                                 =================================================================================

AMERISTEEL CORPORATION
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS -- (CONTINUED)

                                                                                             Postretirement
                                                            Pension Benefits                     Medical
                                                          December 31,    March 31,   December 31,    March 31,
                                                             2000           2000         2000           2000
                                                                             ($ in thousands)
Change in benefit obligations
Benefit obligation at beginning of period                   $108,626      $109,224       $ 7,571      $  8,297
Service cost                                                   2,441         3,443           158           216
Interest cost                                                  6,139         7,477           423           519
Plan participants' contributions                                   -             -           322           393
Amendments                                                         -             -             -             -
Actuarial loss (gain)                                          3,872        (5,893)          207          (664)
Benefits and administrative expenses paid                     (4,138)       (5,625)         (823)       (1,190)
                                                       -------------------------------------------------------
Benefit obligation at end of period                         $116,940      $108,626       $ 7,858      $  7,571
                                                       =======================================================
Change in plan assets
Fair value of plan assets at beginning of period            $104,707      $ 99,638       $     -      $      -
Actual return on plan assets                                   7,619        10,694             -             -
Employer contribution                                              -             -           501           797
Plan participants' contributions                                   -             -           322           393
Benefits and administrative expenses paid                     (4,138)       (5,625)         (823)       (1,190)
                                                       -------------------------------------------------------
Fair value of plan assets at end of period                  $108,188      $104,707       $     -      $      -
                                                       =======================================================

Reconciliation of funded status - End of Period
Funded status                                               $ (8,752)     $ (3,919)      $(7,858)     $ (7,571)
Unrecognized prior service cost                                 (258)         (284)         (134)         (143)
Unrecognized actuarial (gain) loss                            (3,164)       (6,512)         (933)       (1,159)
                                                       -------------------------------------------------------
Net amount recognized                                       $(12,174)     $(10,715)      $(8,925)     $ (8,873)
                                                       =======================================================

         The weighted average discount rate used in determining the actuarial present value of the accumulated pension benefit obligations was 7.5% for the nine months ended December 31, 2000 and 7.75% for the years ended March 31, 2000 and 1999. The rate of increase in future compensation levels was 4.5% for all periods. The expected rate of return on plan assets was 9.5% for all periods.

         The weighted average discount rate used in determining the accrued post retirement medical benefit obligation was 7.5% for the nine months ended December 31, 2000 and 7.75% for the years ended March 31, 2000 and 1999. The gross medical trend rate was assumed to be 9.27% in 1999 and dropping .346% per year to 6.5% in 2007; 6.0% in 2008 and beyond for pre-65 retirees that retired before January 1, 1994, and 7.5% decreasing by .5% per year to 5.5% in 2003 and beyond for post-65 retirees that retired before January 1, 1994. For retirees on or after January 1, 1994, the trend rate is the same until the Company's expected costs are double the 1992 costs, and 0% thereafter. At that point, the retirees will pay future increases in the medical trend. The health care cost trend rate assumption has a significant effect on the amount of the obligation reported.

         The incremental effect of a 1% increase in the medical trend rate would result in an increase of approximately $197,000 and $11,000 to the accrued post retirement benefit obligation and service cost plus interest cost, respectively, as of and for the nine month period ended December 31, 2000.

         The Company has an unfunded Supplemental Benefits Plan, which is a nonqualified plan that provides a certain officer defined pension benefits in excess of limits imposed by federal tax laws. The charges to income under the Supplemental Benefits Plan for the nine months ended December 31, 2000 and the years ended March 31, 2000 and 1999 were approximately $75,000, $781,000, and $88,000 respectively.

         The Company also has a voluntary savings plan available to substantially all of its employees. Under this plan, the Company contributes amounts based upon a percentage of the savings paid into the plan by employees. The Company matches 50% of the employees' contributions up to 4% of employees' salaries. Costs under this plan were $1.3 million, $1.7 million, and $1.5 million for the nine months ended December 31, 2000 and the years ended March 31, 2000 and 1999, respectively.

AMERISTEEL CORPORATION
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS -- (CONTINUED)

NOTE G -- COMMON STOCK

         The authorized capital stock of the Company under its Articles of Incorporation is 100,000,000 shares of Class A Common Stock, par value $.01 per share, and 22,000,000 shares of Class B Common Stock, par value $.01 per share (together referred to as "Common Stock"). However, due to limitations contained in the Articles of Incorporation, the Company may not now issue any Class B Common Stock.

         The Company declared and paid $0.60 per share dividends to its stockholders in March 1999, totaling $6.3 million. No dividends were declared or paid during the year ended March 31, 2000 or the nine months ended December 31, 2000.

         In March 2000, the Board of Directors approved a long-term incentive plan available to executive management (the "Stakeholder Plan") to ensure AmeriSteel's senior management's interest is congruent with the AmeriSteel's shareholders. Awards are determined by a formula based on AmeriSteel's return on capital employed in a given plan year. Earned awards vest and are paid out over a period of four years. Participants may elect cash payout or investments in phantom stock, for which a 25% premium is earned if elected. Benefits charged to expense under this plan for the nine months ended December 31, 2000 were $300,000.

         In July 1999, the Board of Directors approved a Stock Purchase/SAR Plan (the "SAR Plan") available to essentially all employees. The SAR Plan authorizes 100,000 shares of common stock to be sold to employees during three offering periods, July through September in each of 1999, 2002 and 2005. Employees who purchase stock are awarded stock appreciation rights ("SARs") equal to four times the number of shares purchased. In the 1999 offering period, a total of 42,321 shares were sold under the SAR Plan at a purchase price of $15.30 per share, with 31,930 of these shares outstanding as of December 31, 2000. SARs were granted at fair value at the date of the grant, determined based on an independent appraisal as of the end of the previous year-end. In the 1999 offering period, a total of 169,284 SARs were granted under the SAR Plan, with 127,617 of these rights outstanding as of December 31, 2000. The SARs become exercisable at the rate of 25% annually from the grant date and may be exercised for 10 years from the grant date.

         In May 1995, the Board of Directors approved a Stock Purchase/Option Plan (the "Purchase Plan") available to essentially all employees. Employees who purchased stock were awarded stock options equal to six times the number of shares purchased. A total of 37,689 shares were sold under the Purchase Plan at a purchase price of $10.63 per share, with 631 of these shares outstanding as of December 31, 2000. The options were granted at fair value at the date of the grant, determined based on an independent appraisal as of the end of the previous year-end. A total of 226,134 options were granted under the Purchase Plan, with 3,468 of these options outstanding as of December 31, 2000. All options outstanding are currently vested. Options may be exercised for 10 years from the grant date.

         In September 1996, the Board of Directors also approved the AmeriSteel Corporation Equity Ownership Plan (the "Equity Ownership Plan"), which provides for grants of common stock, options to purchase common stock and SARs. The maximum number of shares that can be issued under the plan is 438,852. The Company has granted 313,700 incentive stock options and 52,100 shares of common stock under the Equity Ownership Plan through December 31, 2000, with 204,006 incentive stock options and 15,006 shares of common stock outstanding at December 31, 2000. All issued options and shares of issued common stock become one third vested two years from the grant date, another one-third vested three years from the grant date and the remaining balance vested four years from the grant date. All grants were at the fair market value of the common stock on the grant date, determined based on an independent appraisal as of the end of the previous year-end. Options may be exercised for 10 years from the grant date.

         The Company accounts for its stock-based compensation plans under Accounting Principles Board Opinion No. 25 (APB 25) and related interpretations. No compensation expense has been recognized related to the issuance of common stock or stock options. However, the Company may incur compensation expense in the future related to its common stock and stock options depending on optionee exercise and holding periods. Compensation expense related to SARs has been recognized in the consolidated statements of operations since the SARs are variable plan awards. Statement of Financial Accounting Standards No. 123, "Accounting for Stock-Based Compensation" (SFAS 123), allows companies to continue following the accounting guidance of APB 25, but requires pro forma disclosure of net income and earnings per share for the effects on compensation expense had the accounting guidance of SFAS 123 been adopted.

AMERISTEEL CORPORATION
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS -- (CONTINUED)

         For SFAS 123 purposes, the fair value of each option grant under the Equity Ownership Plan and Purchase Plan has been estimated as of the date of the grant using a minimum value calculation with the following weighted average assumptions: risk-free interest rate of 6.7, 6.0, and 4.9 percent in the nine months ended December 31, 2000 and years ended March 31, 2000 and 1999, respectively; expected life of 7 years in the nine months ended December 31, 2000 and years ended March 31, 2000 and 1999; and dividend rate of three percent in the nine months ended December 31, 2000 and years ended March 31, 2000 and 1999.

         Had compensation cost been determined consistent with SFAS 123, utilizing the assumptions detailed above, the Company's net income and earnings per share would have been changed to the following pro forma amounts:

                                                            Nine Months
                                                               Ended        Year Ended       Year Ended
                                                            December 31,     March 31,       March 31,
                                                                2000           2000             1999
                                                                ----           ----             ----
Net Income:
     As reported                                                 $2,285          $29,330         $25,000
     Pro forma                                                    2,197           29,213          24,816

Earnings per common share:
     Basic earnings per common share -
         As reported                                             $ 0.22          $  2.80         $  2.37
         Pro forma                                                 0.21             2.79            2.34

Earnings per common share:
      Diluted earnings per common share and
        common equivalent -
         As reported                                             $ 0.22          $  2.78         $  2.34
         Pro forma                                                 0.21             2.76            2.31


         The following tables summarize stock option activity for the nine months ended December 31, 2000, and the years ended March 31, 2000 and 1999:

                                                        Equity Ownership Plan
                                                        ---------------------
                                       Nine Months Ended             Year Ended              Year Ended
                                       December 31, 2000           March 31, 2000          March 31, 1999
                                       -----------------           --------------          --------------
                                                  Weighted-                 Weighted-                Weighted-
                                      Number       Average    Number         Average     Number       Average
                                        of        Exercise      of          Exercise       of        Exercise
                                      Shares       Price      Shares         Price       Shares       Price
                                      ------       -----      ------         -----       ------       -----
Outstanding, beginning of period      176,191      $12.84     172,700       $14.58       147,500      $12.99

Granted                                51,900       28.00      56,850        18.00        40,850       20.00
Exercised                             (17,314)      13.36     (45,981)       12.85        (1,898)      12.50
Forfeited                              (6,771)      19.83      (7,378)       16.01       (13,752)      13.86
                                      -------                 -------                   --------

Outstanding, end of period            204,006       19.22     176,191        16.08       172,700       14.58
                                      -------                 -------                   --------

Options vested at end of period        64,389      $14.24      44,370       $12.84        27,100      $12.50

Weighted-average fair value of
   options granted during the
   period                                   -      $ 5.00           -       $ 2.77             -      $ 1.93

AMERISTEEL CORPORATION
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS -- (CONTINUED)

                                                       Purchase Plan
                                                       -------------
                                   Nine Months Ended                   Year Ended                    Year Ended
                                   December 31, 2000                 March 31, 2000               March 31, 1999
                                   -----------------                 --------------               --------------
                                                   Weighted-                   Weighted-                   Weighted-
                                     Number         Average      Number         Average        Number       Average
                                       of          Exercise        of          Exercise          of         Exercise
                                     Shares         Price        Shares          Price         Shares        Price
                                     ------         -----        ------          -----         ------        -----
Outstanding, beginning of
   period                               4,788        $12.50      167,241          $12.50       180,474         $12.50

Granted                                     -             -            -               -             -              -
Exercised                              (1,320)        12.50     (158,769)          12.50        (3,883)         12.50
Forfeited                                   -         12.50       (3,684)          12.50        (9,350)         12.50
                                   ----------                 ----------                      --------

Outstanding, end of period              3,468        $12.50        4,788          $12.50       167,241         $12.50
                                   ----------                 ----------                      --------

Options vested at end of period         3,468        $12.50        4,788          $12.50       111,494         $12.50
                                   ----------                 ----------                      --------

         The weighted-average remaining contractual life of the options under the Equity Ownership Plan and the Purchase Plan as of December 31, 2000 is 6.0 years for options granted at a price between $12.50 and $18.00 per share, and
8.6 years for those options granted at a price between $20.00 and $28.00 per share. The weighted-average exercise price of the options under the Equity Ownership Plan as of December 31, 2000 is $15.29 for options granted at a price between $12.50 and $18.00 per share, and $24.72 for those options granted at a price between $20.00 and $28.00 per share. The weighted-average exercise price of the options under the Purchase Plan as of December 31, 2000 is $12.50.

NOTE H -- INCENTIVE COMPENSATION PLANS

         In 1989, the Board of Directors approved a short-term incentive plan to reward key employees who are significant to the Company's long-term success. The awards are based on the Company's actual operating results, as compared to targeted results. The plan provides for annual distributions to participants based on that relationship. The plan is amended annually by the Board of Directors to reflect changes in expected operating results, and to adjust target results accordingly. The plans were based on actual return on capital employed as compared to target return on capital employed. The award was $900,000 for the nine months ended December 31, 2000, and $4.4 million and $3.6 million for the years ended March 31, 2000 and 1999, respectively. These amounts were included in salaries, wages and employee benefits.

         On March 18, 1999, under the Equity Ownership Plan, the Company granted 500,000 SARs to key executives. As a result of a change of control, the SARs became vested and were exercised, resulting in a non-recurring charge of $7.7 million which was recorded as Other Operating Expense in the quarter ended September 30, 1999.

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

AMERISTEEL CORPORATION
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS -- (CONTINUED)

         In general, the Company's estimate of the remediation costs is based on its review of each site and the nature of the remediation activities to be undertaken. The Company's process for estimating remediation costs includes determining for each site the expected remediation methods, and the estimated cost for each step of the remediation. In all such determinations, the Company employs outside consultants and service providers where necessary, to assist in making such determinations. Although the ultimate costs associated with the remediation are not presently known, the Company has estimated the total remaining costs to be approximately $2.1 million, with these costs recorded as a liability as of December 31, 2000. Of this amount, the Company expects to pay approximately $1.0 million within one year. The timing of the remaining future payments is uncertain due to the various remediation processes involved. Two of the Company's more significant environmental sites are detailed below.

         The Tampa mill site contains slag and soil that is contaminated with EC dust and polychlorinated biphenyl ("PCBs") generated by past operations. The volume and mass estimates of the contamination are based on analytical data from soil borings, soil samples and groundwater-monitoring wells. The remediation approach selected by the Company, excavation and on-site treatment and disposal, was approved, and a permit issued, by the U.S. Environmental Protection Agency during 1996 and by the Florida Department of Environmental Protection during 1998, and the Company received a signed Consent Order in 1998. Consequently, the remediation work is in progress. The remediation cost estimates are based on the Company's previous experience with comparable projects as well as estimates provided by outside environmental consultants. The Company is responsible for the total remediation costs and currently estimates the remaining costs to be approximately $400,000 for this site. The Company expects cleanup at this site to be substantially completed during 2001.

         The Stoller site, a third-party site, contained metals from other Potentially Responsible Parties ("PRPs") and EC dust from the Company that was stored at this recycling location. The Company is a PRP for this site. Outside contractors measured the remediation volumes and masses during the now complete cleanup. The soil cleanup, which consisted of on-site treatment and disposal in a constructed vault cap were completed by the PRPs under a consent order with the State of South Carolina. A Settlement Agreement was lodged by the State of South Carolina with the Federal Court in 1997. The Settlement Agreement contains an allocation, which attributes approximately 2% of the State estimated $10 million groundwater remediation cost to the Company. The non-participating PRPs have intervened in the pending court proceedings to contest approval of the Agreement. The parties have not been able to reach a settlement of financial responsibilities for the site. Accordingly it is likely that a trial date will be set for sometime during 2001. In December 2000, the State signed a Record of Decision for the Caw-Caw Swamp, which is associated with the Stoller site. The State estimates a cost of $2.4 million to cleanup the swamp. If the Company is determined to have any responsibility for the cleanup of the swamp, the Company's management believes that there would be no material impact from those costs on the Company's results of operations, financial condition and liquidity.

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

NOTE J -- COMMITMENTS

Operating Leases

         The Company leases certain equipment and real property under non-cancelable operating leases. Aggregate future minimum payments under these leases are as follows:

                  Year Ending
                  December 31,                 Amount
                  ------------                 ------
                             ($ in thousands)

                  2001                        $  3,324
                  2002                           2,990
                  2003                           2,431
                  2004                           1,492
                  2005                             598
                  Thereafter                        99
                                              --------
                                              $ 10,934
                                              ========

AMERISTEEL CORPORATION
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS -- (CONTINUED)

         Total rent expense was approximately $3.3 million, $4.1 million, and $4.1 million, for the nine months ended December 31, 2000 and the years ended March 31, 2000 and 1999, respectively.

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

NOTE K -- OTHER OPERATING EXPENSES

     Other operating expenses for the nine months ended December 31, 2000, of approximately $3.0 million represents startup costs associated with the new meltshop at the Knoxville mill which began operations in July 2000. Other operating expenses for the year ended March 31, 2000 includes non-recurring gains of $5.8 million from cash settlements from graphite electrode suppliers offset by $8.3 million in charges relating to accelerated vesting in stock appreciation rights and other charges relating to a change of control. Other operating expenses for the year ended March 31, 1999 includes a non-recurring gain of $5.8 million from cash settlements from graphite electrode suppliers offset by a $5.9 million equipment write-down recorded for certain non-productive assets at the Company's electric arc furnace dust processing facility.

NOTE L - SEGMENT INFORMATION

         The Company follows Statement of Financial Accounting Standards No. 131, "Disclosures About Segments of an Enterprise and Related Information" (SFAS
131). SFAS 131 establishes standards for the way that public business enterprises report information about operating segments in annual financial statements and requires that those enterprises report selected information about operating segments in interim financial reports. SFAS 131 also establishes standards for related disclosures about products and services, geographic areas and major customers.

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

AMERISTEEL CORPORATION
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS -- (CONTINUED)

         Operational results and other financial data for the two manufacturing segments for the nine-months ended December 31, 2000 and the years ended March 31, 2000 and 1999 are presented below (in thousands):

                                                                                     Steel
Nine Months Ended December 31, 2000                         Mill Operations        Fabrication         Total Segments
Revenue from external customers                                   $ 290,470            $ 212,624            $ 503,094
Intracompany revenues                                               149,455                   --              149,455
Depreciation and amortization expense                                19,534                2,960               22,494
Segment profit                                                        3,825               17,861               21,686
Segment assets                                                      466,950              108,227              575,177
Additions to long-lived assets                                       27,125                4,168               31,293

                                                                                     Steel
Year Ended March 31, 2000                                   Mill Operations        Fabrication         Total Segments
Revenue from external customers                                   $ 427,192            $ 279,582            $ 706,774
Intracompany revenues                                               178,364                   --              178,364
Depreciation and amortization expense                                22,821                3,626               26,447
Segment profit                                                       51,733               31,070               82,803
Segment assets                                                      469,522              114,075              583,597
Additions to long-lived assets                                       38,754                3,019               41,773

                                                                                     Steel
Year Ended March 31, 1999                                   Mill Operations        Fabrication         Total Segments
Revenue from external customers                                   $ 447,963            $ 223,513            $ 671,476
Intracompany revenues                                               158,663                   --              158,663
Depreciation and amortization expense                                22,621                2,719               25,340
Segment profit                                                       53,762               13,411               67,173
Segment assets                                                      437,018               83,648              520,666
Additions to long-lived assets                                       21,527                3,550               25,077

AMERISTEEL CORPORATION
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS -- (CONTINUED)

         Reconciliation of reportable segments to consolidated total


                                                                   Nine Months
                                                                      Ended
                                                                  December 31,        Year Ended         Year Ended
                                                                      2000          March 31, 2000     March 31, 1999
Revenues
Total segments revenues                                             $ 652,549           $ 885,138           $ 830,139
Elimination of intersegment revenues                                 (149,455)           (178,364)           (158,663)
                                                               ------------------------------------------------------
   Consolidated revenues                                            $ 503,094           $ 706,774           $ 671,476
                                                               ======================================================

Depreciation and amortization
Total segments depreciation and amortization                        $  22,494           $  26,447           $  25,340
Corporate depreciation and amortization                                 1,359               2,359               2,616
                                                               ------------------------------------------------------
   Consolidated depreciation and amortization                       $  23,853           $  28,806           $  27,956
                                                               ======================================================

Profit
Total segments profit                                               $  21,686           $  82,803           $  67,173
Other profit or loss                                                    2,738               2,518                 (37)
Elimination of intersegment profits                                    (2,758)             (3,306)             (2,164)
Unallocated amounts:
   Other corporate expense                                             (3,595)            (11,626)             (1,720)
   Unallocated interest expense                                       (12,040)            (14,812)            (16,229)
   Unallocated taxes                                                   (3,746)            (23,922)            (19,950)
   Extraordinary items                                                      -              (2,325)             (2,073)
                                                               ------------------------------------------------------
   Consolidated profit                                              $   2,285           $  29,330           $  25,000
                                                               ======================================================

Assets
Total segments assets                                               $ 575,177           $ 583,597           $ 520,666
Elimination of intersegment receivables                               (10,793)            (17,389)           (214,418)
Other unallocated assets                                               27,075              29,627             239,535
                                                               ------------------------------------------------------
   Consolidated assets                                              $ 591,459           $ 595,835           $ 545,783
                                                               ======================================================

Expenditures for long-lived assets
Total segments expenditures                                         $  31,293           $  41,773           $  25,077
Corporate expenditures                                                     24                 556                 506
                                                               ------------------------------------------------------
   Consolidated expenditures for
      long-lived assets                                             $  31,317           $  42,329           $  25,583
                                                               ======================================================

NOTE M - SUBSEQUENT EVENTS

         On February 28, 2001, the Company sold 1,153,846 shares of Class A Common Stock to Gerdau USA, a subsidiary of Gerdau SA, for the sum of $15 million. As a result, Gerdau indirectly owns approximately 88% of the outstanding shares of AmeriSteel.

AMERISTEEL CORPORATION
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS -- (CONTINUED)

NOTE N - QUARTERLY DATA (UNAUDITED)

          The following table sets forth certain unaudited quarterly financial data for each of the last eight quarters. The information has been derived from unaudited financial statements that, in the opinion of management, reflect all adjustments, consisting only of normal recurring adjustments, necessary for the fair presentation of such quarterly financial information.

     The operating results for any quarter are not necessarily indicative of the results to be expected for any future period.

                                    March 31,   June 30,     September   December    March 31,     June 30,  September December
                                      1999        1999       30, 1999    31, 1999      2000         2000     30, 2000  31, 2000
                                      ----        ----       --------    --------      ----         ----     --------  --------
Revenue......................       $ 157,417   $ 187,240   $ 182,930   $ 163,165    $ 173,439   $ 182,046   $ 171,932  $ 149,116
Cost of sales................         132,339     153,641     150,595     136,588      149,274     158,192     157,224    138,618
                                    ---------   ---------   ---------   ---------    ---------   ---------   ---------  ---------
Gross profit.................          25,078      33,599      32,335      26,577       24,165      23,854      14,708     10,498
Selling, general,
and administrative
  expenses...................          10,804      11,626      14,399       9,809       10,454       9,724      12,933      8,332
                                    ---------   ---------   ---------   ---------    ---------   ---------   ---------  ---------
Income from
  operations.................          14,274      21,973      17,936      16,768       13,711      14,130       1,775      2,166
Interest and deferred
  finance expenses...........           3,515       3,840       3,701       4,043        3,228       3,577       4,038      4,425
                                    ---------   ---------   ---------   ---------    ---------   ---------   ---------  ---------
Income (loss) before
  Income taxes and
  extraordinary item.........          10,759      18,133      14,235      12,725       10,483      10,553      (2,263)    (2,259)

Income taxes.................           4,597       7,687       6,102       5,496        4,637       4,665        (461)      (458)
                                    ---------   ---------   ---------   ---------    ---------   ---------   ---------  ---------
Income (loss) before
  extraordinary item.........           6,162      10,446       8,133       7,229        5,846       5,888      (1,802)    (1,801)
Extraordinary item...........              --          --          --      (2,325)          --          --          --         --
                                    ---------   ---------   ---------   ---------    ---------   ---------   ---------  ---------
Net income (loss)............       $   6,162   $  10,446   $   8,133   $   4,904    $   5,846   $   5,888   $  (1,802) $  (1,801)
                                    =========   =========   =========   =========    =========   =========   =========  =========
Income(loss) before
  extraordinary item
  per share: Diluted.........       $    0.58   $    0.98   $    0.76   $    0.68    $    0.56   $    0.56   $   (0.17) $   (0.17)
                                    =========   =========   =========   =========    =========   =========   =========  =========
Net income (loss)
  per share: Diluted.........       $    0.58   $    0.98   $    0.76   $    0.46    $    0.56   $    0.56   $   (0.17) $   (0.17)
                                    =========   =========   =========   =========    =========   =========   =========  =========
Weighted average number of shares:
   Diluted (000s)............          10,663      10,635      10,714      10,568       10,476      10,452      10,382     10,372
                                    =========   =========   =========   =========    =========   =========   =========  =========

In order to maintain consistency and comparability between periods, certain amounts may have been reclassified from the previously reported financial statements to conform to the financial statements of the current period.

              REPORT OF INDEPENDENT CERTIFIED PUBLIC ACCOUNTANTS

To AmeriSteel Corporation:

We have audited the accompanying consolidated statements of financial position of AmeriSteel Corporation (a Florida corporation) as of December 31, 2000 and March 31, 2000, and the related consolidated statements of operations, shareholders' equity and cash flows for the nine months ended December 31, 2000, and each of the two years in the period ended March 31, 2000. These financial statements are the responsibility of the Company's management. Our responsibility is to express an opinion on these financial statements based on our audits.

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

In our opinion, the financial statements referred to above present fairly, in all material respects, the financial position of AmeriSteel Corporation as of December 31, 2000, and March 31, 2000, and the results of their operations and their cash flows for the nine months ended December 31, 2000, and each of the two years in the period ended March 31, 2000, in conformity with accounting principles generally accepted in the United States.

                                                            ARTHUR ANDERSEN LLP
Tampa, Florida,
     January 12, 2001 (Except with
     respect to the matter discussed
     in Note M, as to which the date
     is February 28, 2001)

          ITEM 9. CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING
                              AND FINANCIAL DISCLOSURES

          None.

                                   PART III
                                   --------

          ITEM 10. DIRECTORS AND EXECUTIVE OFFICERS OF THE REGISTRANT

     The information required with respect to Directors and Executive Officers is to be included in the Information Statement that will be submitted to shareholders prior to April 30, 2001, and is incorporated herein by reference.

                        ITEM 11. EXECUTIVE COMPENSATION

     The information required with respect to Executive Compensation is to be included in the Information Statement that will be submitted to shareholders prior to April 30, 2001, and is incorporated herein by reference.

    ITEM 12. SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT

     The information required with respect to Security Ownership of Certain Beneficial Owners and Management is to be included in the Information Statement that will be submitted to shareholders prior to April 30, 2001, and is incorporated herein by reference.

            ITEM 13. CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS

     The information required with respect to Certain Relationships and Related Party Transactions is to be included in the Information Statement that will be submitted to shareholders prior to April 30, 2001, and is incorporated herein by reference.

                                    PART IV
                                    -------

   ITEM 14. EXHIBITS, FINANCIAL STATEMENT SCHEDULES, AND REPORTS ON FORM 8-K

(a)(1) The following financial statements of AmeriSteel Corporation as of the dates and for the periods indicated are filed as part of this report:

         Consolidated Statements of Financial Position        December 31, 2000 and March 31, 2000

         Consolidated Statements of Operations                Nine-months ended December 31, 2000 and Years Ended March 31,
                                                              2000 and March 31, 1999

         Consolidated Statements of Shareholders' Equity      Nine-months ended December 31,
                                                              2000 and Years Ended March 31, 2000 and March 31, 1999

         Consolidated  Statements of Cash Flows
                                                              Nine-months ended December 31, 2000 and  Years Ended March 31,
                                                              2000 and March 31, 1999

         Report of Independent Certified Public Accountants - January 12, 2001

    (2) The following financial statement schedules of AmeriSteel Corporation are filed as part of this report:

None

         All schedules for which provision is made in the applicable accounting regulation of the Securities and Exchange Commission are not required under the related instructions or are inapplicable and, therefore, have been omitted.

(b)      Reports on Form 8-K.

         None.

(c) The exhibits to this report are indexed below and are filed or incorporated by reference as part of this report:

EXHIBIT
NUMBER                          DESCRIPTION OF DOCUMENT
------                          -----------------------
3.1     --  Articles of Incorporation, as amended to date (incorporated by reference to Exhibit 3.1 to the Company's Registration Statement on
            Form S-1, as amended, Registration Statement No. 333-37679)
3.2     --  Amended and Restated Bylaws (incorporated by reference to Exhibit
            3.2 to the Company's Registration Statement on Form S-1, as amended,
            Registration Statement No. 333-37679)
10.1    --  AmeriSteel Equity Ownership Plan (incorporated by reference to
            Exhibit 10 to the Company's Annual Report on Form 10-K for the year ended March 31, 1996)
10.2    --  AmeriSteel Strategic Value Added Executive Short-Term Incentive Plan
            (incorporated by reference to Exhibit 10 to the Company's Annual
            Report on Form 10-K for the year ended March 31, 1996)
10.3    --  Second Amended and Restated Credit Agreement dated September 13,
            2000 by and among the Company, Bank of America, N.A., SunTrust Bank,
            PNC Bank, National Association, The Bank of Tokyo-Mitsubishi, Ltd.,
            New York Branch and certain other lenders (incorporated by reference to Exhibit 2.5 to the Company's Registration Statement on Form 8-A
            filed with the Securities and Exchange Commission on October 20,
            2000 (Commission File No. 000-21095))
10.4    --  AmeriSteel Stakeholder Plan (incorporated by reference to Exhibit
            10.6 to the Company's Annual Report on Form 10-K for the year ended
            March 31, 2000)
10.5    --  First Amendment to AmeriSteel Equity Ownership Plan
10.6    --  Second Amendment to AmeriSteel Equity Ownership Plan
10.7    --  First Amendment to AmeriSteel Strategic Value Added Executive Short-
            Term Incentive Plan
10.8    --  Second Amendment to AmeriSteel Strategic Value Added
            Executive Short-Term Incentive Plan
10.9    --  Third Amendment to AmeriSteel Strategic Value Added Executive
            Short-Term Incentive Plan
23      --  Consent of Arthur Andersen LLP

     Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

                         Ameristeel Corporation

                         By:  /s/   Phillip E. Casey         March 23, 2001
                         -----------------------------------------------------
                         Phillip E. Casey, President and Chief Executive Officer

     Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the Registrant and in the capacities and on the dates indicated.

                      Name                                              Title
-------------------------------------------------------    -------------------------------------
/s/  Jorge Gerdau Johannpeter            March 23, 2001    Chairman of the Board
-------------------------------------------------------
Jorge Gerdau Johannpeter                         Date


/s/  Phillip E. Casey                    March 23, 2001    President
-------------------------------------------------------    Chief Executive Officer; Director
Phillip E. Casey                                  Date


/s/  Frederico C. Gerdau Johannpeter     March 23, 2001    Director
-------------------------------------------------------
Frederico C. Gerdau Johannpeter                   Date


/s/  Klaus Gerdau Johannpeter            March 23, 2001    Director
-------------------------------------------------------
Klaus Gerdau Johannpeter                          Date


/s/  Andre Bier Johannpeter              March 23, 2001    Director
-------------------------------------------------------
Andre Bier Johannpeter                            Date


/s/  Germano Gerdau Johannpeter          March 23, 2001    Director
-------------------------------------------------------
Germano Gerdau Johannpeter                        Date


/s/  Carlos J. Petry                     March 23, 2001    Director
-------------------------------------------------------
Carlos J. Petry                                   Date


/s/  Tom J. Landa                        March 23, 2001    Vice President; Chief Financial Officer and
-------------------------------------------------------    Secretary (Principal Financial Officer and
Tom J. Landa                                      Date     Principal Accounting Officer); Director


/s/  J. Donald Haney                     March 23, 2001    Vice President; Director
-------------------------------------------------------
J. Donald Haney                                   Date


-------------------------------------------------------

                                 EXHIBIT INDEX

Exhibit No.         Description
----------          -----------

   10.5             First Amendment to AmeriSteel Equity Ownership Plan

   10.6             Second Amendment to AmeriSteel Equity Ownership Plan

   10.7 First Amendment to AmeriSteel Strategic Value Added Executive Short-Term Incentive Plan

   10.8 Second Amendment to AmeriSteel Strategic Value Added Executive Short-Term Incentive Plan

   10.9 Third Amendment to AmeriSteel Strategic Value Added Executive Short-Term Incentive Plan

    23              Consent of Arthur Andersen LLP.