Form 10-Q
period 2001-03-31
AMERISTEEL CORP
filed 2001-05-11
CIK 37661

SECURITIES AND EXCHANGE COMMISSION
                                Washington, D.C.
                                      20549

                                    FORM 10-Q


         [check mark] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15 (d)
                     OF THE SECURITIES EXCHANGE ACT OF 1934

                      For the Quarter Ended March 31, 2001

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

                               Yes (check mark) No
                                   ------------    ---

       As of April 30, 2001 the registrant had 11,495,071 shares, $.01 par value, Common Stock outstanding.

                         PART I -- FINANCIAL INFORMATION
                         -------------------------------

ITEM I.  FINANCIAL STATEMENTS

AMERISTEEL CORPORATION CONSOLIDATED
STATEMENTS OF FINANCIAL POSITION
($ in thousands)


                                                                      March 31,       December 31,
                                                                        2001              2000
                                                                    (Unaudited)
                                                                   --------------     -------------
        ASSETS
        CURRENT ASSETS
              Cash and cash equivalents                                  $  1,514         $   5,956
              Accounts receivable, less allowance of $1,212
                and $1,301 at March 31, 2001 and December 31,
                2000, respectively, for estimated losses                   83,951            74,229
              Inventories                                                 127,077           138,743
              Deferred tax assets                                           6,281             5,600
              Other current assets                                          1,163             3,126
                                                                   --------------     -------------
        TOTAL CURRENT ASSETS                                              219,986           227,654

        ASSETS HELD FOR SALE                                                6,550             7,080

        PROPERTY, PLANT AND EQUIPMENT
              Land and improvements                                        20,185            19,964
              Building and improvements                                    42,687            42,658
              Machinery and equipment                                     331,347           326,728
              Construction in progress                                     22,328            18,929
                                                                   --------------     -------------
                                                                          416,547           408,279
              Less allowances for depreciation                          (137,933)         (131,247)
                                                                   --------------     -------------
              NET PROPERTY, PLANT AND EQUIPMENT                           278,614           277,032

        GOODWILL                                                           76,376           77,487

        DEFERRED FINANCING COSTS                                            2,040            2,147

        OTHER ASSETS                                                           59               59

                                                                   --------------     -------------
        TOTAL ASSETS                                                    $ 583,625         $591,459
                                                                   ==============    ==============

        See notes to consolidated financial statements

AMERISTEEL CORPORATION CONSOLIDATED
STATEMENTS OF FINANCIAL POSITION -- continued
($ in thousands)


                                                                                       March 31,        December 31,
                                                                                         2001               2000
                                                                                      (Unaudited)
                                                                                     --------------     -------------
     LIABILITIES AND SHAREHOLDERS' EQUITY
     CURRENT LIABILITIES
           Trade accounts payable                                                          $ 56,137        $ 44,088
           Accrued salaries, wages and employee benefits                                     14,521          15,298
           Environmental remediation                                                          1,264           1,017
           Other current liabilities                                                          6,095           5,626
           Interest payable                                                                     393           1,314
           Current maturities of long-term borrowings                                        12,819           6,567
                                                                                     --------------     -------------
     TOTAL CURRENT LIABILITIES                                                               91,229          73,910

     LONG-TERM BORROWINGS, LESS CURRENT PORTION                                             176,729         224,059

     OTHER LIABILITIES                                                                       22,930          23,279

     DEFERRED TAX LIABILITIES                                                                42,758          42,758

     SHAREHOLDERS' EQUITY
           Series A Preferred Stock, $.01 par value; 10,000,000 and 0 shares authorized at March 31,  2001 and December 31, 2000, respectively.
             1,000,000 and 0 shares outstanding at March 31, 2001 and December 31,
             2000, respectively.                                                                 10              --

           Common Stock, $.01 par value; 100,000,000 shares authorized at March 31,
             2001 and December 31, 2000.  11,495,153 and 10,348,275 shares out-
             standing at March 31, 2001 and December 31, 2000, respectively.                    115             103
           Capital in excess of par                                                         182,060         157,296
           Retained earnings                                                                 68,868          70,130
           Deferred compensation                                                                (51)            (76)

           Accumulated other comprehensive loss                                             (1,023)              --
                                                                                     --------------     -------------
                     TOTAL SHAREHOLDERS' EQUITY                                             249,979         227,453
                                                                                     --------------     -------------
     TOTAL LIABILITIES AND SHAREHOLDERS' EQUITY                                            $583,625        $591,459
                                                                                    ===============     =============

           See notes to consolidated financial statements

AMERISTEEL CORPORATION
CONSOLIDATED STATEMENTS OF INCOME
($ in thousands except per share data)

                                                                    Three Months Ended
                                                                March 31,        March 31,
                                                                  2001             2000
                                                              (Unaudited)       (Unaudited)
                                                              -----------       -----------
NET SALES                                                       $ 159,180         $ 173,439

Operating Expenses:
      Cost of sales, excluding depreciation                       141,256           142,898
      Selling and administrative                                    7,389             9,593
      Depreciation                                                  6,837             6,376
      Amortization of goodwill                                      1,111             1,110
      Other operating income                                            -              (250)
                                                              -----------       -----------
                                                                  156,593           159,727
                                                              -----------       -----------

INCOME FROM OPERATIONS                                              2,587            13,713

Other Expenses:
      Interest                                                      3,840             3,073
      Amortization of deferred financing costs                        110               157
                                                              -----------       -----------
                                                                    3,950             3,230
                                                              -----------       -----------

(LOSS) INCOME BEFORE INCOME TAXES                                  (1,363)           10,483

Income taxes                                                         (101)            4,637
                                                              -----------       -----------
NET (LOSS) INCOME                                               $  (1,262)        $   5,846
                                                              ===========       ===========

(LOSS) EARNINGS PER COMMON SHARE - BASIC                        $    (.12)        $     .56
                                                              ===========       ===========
(LOSS) EARNINGS PER COMMON SHARE - DILUTED
                                                                $    (.12)        $     .56
                                                              ===========       ===========

Weighted average number of common shares  outstanding              10,740            10,394

Weighted average number of common and common
      equivalent shares outstanding                                10,740            10,488

Other comprehensive (loss) income, net of tax:
      Net (loss) income                                         $  (1,262)        $   5,846
      Other comprehensive (loss) income:
         Unrealized loss on marketable securities                  (1,023)                -
                                                              -----------       -----------
      Comprehensive (loss) income                               $ (2,285)           $ 5,846
                                                              ===========       ===========

See notes to consolidated financial statements


AMERISTEEL CORPORATION
CONSOLIDATED STATEMENTS OF CASH FLOWS
($ in thousands)
                                                                                     Three Months Ended
                                                                                  March 31,         March 31,
                                                                                     2001             2000
                                                                                 (Unaudited)      (Unaudited)
                                                                                 -----------      -----------
OPERATING ACTIVITIES
Net (loss) income                                                                  $ (1,262)          $ 5,846
Adjustments to reconcile net income to net cash
  Provided by operating activities:
       Depreciation and amortization                                                   8,058            7,642
       Other                                                                              53            1,267

Changes in operating assets and liabilities:
       Accounts receivable                                                            (9,722)          (5,661)
       Inventories                                                                    11,666           (6,861)
       Other assets                                                                      259             (367)
       Current and other liabilities                                                  10,718            4,680
                                                                                  ----------      -----------

NET CASH PROVIDED BY OPERATING ACTIVITIES                                             19,770            6,546
                                                                                  ----------      -----------

INVESTING ACTIVITIES
       Additions to property, plant and equipment                                     (8,430)         (11,434)
       Proceeds from sales of property, plant and equipment                                3               92
       Proceeds from sale of assets held for sale                                        510                1
       Use of restricted IRB funds                                                         -               10
                                                                                  ----------      -----------
NET CASH USED IN INVESTING ACTIVITIES                                                 (7,917)         (11,331)
                                                                                  ----------      -----------
FINANCING ACTIVITIES
       Proceeds from issuance of new debt                                                  -           20,000
       Repayments of borrowings                                                            -          (15,000)
       Payments of borrowings under the Revolving Credit Agreement                   (41,078)            (539)
       Additions to deferred financing costs                                              (3)            (156)
       Proceeds from issuance of preferred stock                                      10,000                -
       Proceeds from issuance of common stock                                         15,146              320
       Redemption of common stock                                                       (360)          (1,270)
                                                                                  ----------      -----------
NET CASH (USED IN) PROVIDED BY FINANCING ACTIVITIES                                  (16,295)           3,355
                                                                                  ----------      -----------
DECREASE IN CASH AND CASH EQUIVALENTS                                                 (4,442)          (1,430)

Cash and cash equivalents at beginning of period                                       5,956            4,107
                                                                                  ----------      -----------

CASH AND CASH EQUIVALENTS AT END OF PERIOD                                           $ 1,514         $  2,677
                                                                                  ==========      ===========

SUPPLEMENTAL DISCLOSURE OF NON-CASH INVESTING ACTIVITIES
Accumulated other comprehensive loss                                                $ (1,023)        $     -
                                                                                  ==========      ===========

AMERISTEEL CORPORATION & SUBSIDIARY
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

NOTE  A -- BASIS OF PRESENTATION

The consolidated financial statements include the accounts of AmeriSteel Corporation, a Florida corporation (the "Company") after elimination of all significant intercompany balances and transactions. AmeriSteel Finance Inc., its only subsidiary, was dissolved September 7, 2000. On April 2, 2001, the Company acquired a controlling interest in American Bright Bar (see Note F - Subsequent Events.)

The Company is a majority owned subsidiary of FLS Holdings, Inc. (FLS), whose only business is to own common stock of the Company. FLS, which owns 78% of the common stock of the Company, is a wholly owned subsidiary of Brazilian steel manufacturer Gerdau S.A. (Gerdau) through one of Gerdau's subsidiaries. Gerdau acquired 88% of FLS in September 1999, resulting in a change of control, and the remaining 12% in September 2000, in each instance from Kyoei Steel Ltd. In February 2001, the Company sold 1,153,846 shares of Common Stock to a Gerdau subsidiary. As a result, Gerdau indirectly owns approximately 88% of the outstanding shares of AmeriSteel's common stock. An institutional investor owns approximately 4% of the common stock of the Company. Executives and other employees own the remaining 8% of the Company's common stock. In March 2001, the Company sold 1,000,000 shares of Series A Preferred Stock to a Gerdau subsidiary. Series A Preferred Stock is non-voting and carries a coupon equivalent to 9.5% per year. Push down accounting has not been applied to the financial statements of the Company as a result of a change of control in September 1999, therefore the historical cost basis of the Company's assets have not been changed. The consolidated financial statements include the accounts of AmeriSteel Corporation, a Florida corporation, and subsidiary (the "Company"), after elimination of all significant intercompany balances and transactions.

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

It is suggested that these condensed financial statements be read in conjunction with the financial statements and the notes thereto included in the Company's latest annual report on Form 10-K. The results of the three months ended March 31, 2001 are not necessarily indicative of the results to be expected for future periods.

In March 2000, the Board of Directors approved changing the fiscal year end of the Company from March 31 to December 31 effective for the period ending December 31, 2000.

NOTE  B - SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

Earnings per Common Share: Basic earnings per common share is based upon the weighted average number of common shares outstanding during the period and the diluted earnings per common share is based upon the weighted average number of common shares plus the dilutive common equivalent shares outstanding during the period. During the three months ended March 31, 2001, the effect of the common equivalent shares was anti-dilutive and was excluded from the computation of diluted earnings per share. The following is a reconciliation of the basic and diluted earnings per common share computations shown on the face of the accompanying consolidated statements of income (in thousands, except per share data):

AMERISTEEL CORPORATION & SUBSIDIARY
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS - (CONTINUED)

                                                                Three Months Ended
                                                                      March 31,
                                                                  2001         2000
                                                              (unaudited)   (unaudited)
                                                              -----------   -----------
      Net (loss) income                                        $ (1,262)        $ 5,846

     Weighted average number of common shares
       outstanding (in thousands)                                10,740          10,394
     Dilutive effect of stock option plan (in thousands)              -              94
                                                              ---------         -------
    Weighted average number of common and common
       equivalent shares outstanding (in thousands)              10,740          10,488

     Basic EPS:
              Net (loss) income                               $   (.12)         $   .56
                                                              ---------         -------

     Diluted EPS:
              Net (loss) income                               $   (.12)         $   .56
                                                              =========         =======

Other comprehensive income: Other comprehensive income represents the unrealized loss on marketable securities held for sale.

Reclassifications: Certain amounts in the prior period financial statements have been reclassified to conform to the current financial statement presentation.

NOTE C -- INVENTORIES

Inventories consist of the following:
     ($ in thousands)

                                                             March 31,              December 31,
                                                               2001                    2000
                                                            (Unaudited)
                                                           ---------------          ------------
         Finished goods                                    $      78,573           $      87,484
         Work-in-process                                          18,234                  20,498
         Raw materials and operating supplies                     30,270                  30,761
                                                             -----------             -----------
                                                           $     127,077           $     138,743
                                                             -----------             -----------

AMERISTEEL CORPORATION & SUBSIDIARY
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS - (CONTINUED)

NOTE D -- BORROWINGS

Long-term borrowings consist of the following:
     ($ in thousands)

                                                  March 31,          December 31,
                                                    2001                 2000
                                                (Unaudited)
                                                -----------          ------------
Term Loan                                         $100,000               $100,000
Revolving Credit Agreement                          55,000                 96,000
Industrial Revenue Bonds                            33,195                 33,195
TVA Loan                                             1,161                  1,211
Capital Lease                                          192                    220
                                                  --------               --------
   Total Borrowings                                189,548                230,626
Less Current Maturities                             12,819                  6,567
                                                  --------               --------
   Total long-term borrowings                     $176,729               $224,059
                                                  --------               --------

The Company's primary financial obligation outstanding as of March 31, 2001 was a $285 million credit facility (the "Revolving Credit Agreement") that includes a $100 million term loan that amortizes at the rate of 25% per year beginning December 2001. It is collateralized by first priority security interests in substantially all accounts receivable and inventory of the Company as well as a lien on the Company's Charlotte Mill property, plant and equipment. Loans under the Revolving Credit Agreement bear interest at a per annum rate equal to one of several rate options (LIBOR, Fed Funds, or Prime Rate) based on the facility chosen at the time of borrowing plus an applicable margin determined by tests of performance from time to time. The effective interest rate on the Revolving Credit Agreement at March 31, 2001 was approximately 7.7%.

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

In general, the Company's estimate of the remediation costs is based on its review of each site and the nature of the anticipated remediation activities to be undertaken. The Company's process for estimating such remediation costs includes determining for each site the expected remediation methods, and the estimated cost for each step of the remediation. In all such determinations, the Company employs outside consultants and providers of such remedial services to assist in making such determinations. Although the ultimate costs associated with the remediation are not known precisely, the Company has estimated the total remaining costs to be approximately $2.1 million with these costs recorded as a liability as of March 31, 2001. Of this amount, the Company expects to pay approximately $1.3 million within one year.

AMERISTEEL CORPORATION & SUBSIDIARY
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS - (CONTINUED)

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

NOTE F - SUBSEQUENT EVENTS

On April 2, 2001, the Company acquired a majority of the outstanding common stock of American Bright Bar of Orrville, Ohio, a producer of cold drawn flat bar. Annual production capacity is estimated at 30,000 tons.

ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION

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

Results of Operations (unaudited)
----------------------------------                         Three Months Ended
      (in thousands, except per share data)                      March 31,
                                                           2001            2000
                                                      -------------   ------------
Net sales                                               $ 159,180        $ 173,439
      Cost of sales                                       141,256          142,898
      Cost of sales as percent of net sales                  88.7%            82.4%
      Selling and administrative                            7,389            9,593
      Depreciation                                          6,837            6,376
      Amortization of goodwill                              1,111            1,110
      Other operating income                                   --             (250)
                                                        ---------        ---------
                                                          156,593          159,727
                                                        ---------        ---------
Income from operations                                      2,587           13,712
      Interest expense                                      3,840            3,073
      Amortization of deferred finance costs                  110              157
                                                        ---------        ---------
      (Loss) income before income taxes                    (1,363)          10,482
      Income taxes                                           (101)           4,636
                                                        ---------        ---------
      Net (loss) income                                 $  (1,262)       $   5,846
                                                        ---------        ---------
EPS - Basic                                             $    (.12)       $     .56
EPS Diluted                                             $    (.12)       $     .56
EBITDA - adjusted                                       $  10,603        $  21,233
EBITDA margin                                                 6.7%            12.2%
Capital expenditures                                        8,430           11,434
Ratio of EBITDA to interest expense                          2.8x             6.9x
EBITDA - adjusted (ttm)                                 $  54,741        $  90,321
Ratio of total debt to EBITDA (ttm)                         3.49x            2.40x
Shipped Tons
Mill finished goods
      Stock rebar                                             183              154
      Merchant bar                                            151              168
      Rods                                                     23               24
                                                        ---------        ---------
          Subtotal mill finished goods                        357              346
Fabricated rebar                                              113              118
Billets                                                        15               10
                                                        ---------        ---------
          Total shipped tons                                  485              474
                                                        =========        =========
Average Selling Prices ($ Per Ton)
Mill finished goods
      Stock rebar                                       $     264        $     278
      Merchant bar                                            291              352
      Rods                                                    286              306
                                                        ---------        ---------
          Average mill finished goods                         276              315
Fabricated rebar                                              430              443
Billets                                                       199              216
      Average mill finished goods prices (per ton)      $     276        $     315
      Average yielded scrap cost (per ton)                     87              116
                                                        ---------        ---------
      Average metal spread (per ton)                    $     189        $     199
                                                        =========        =========
      Average mill conversion costs (per ton)           $     127        $     123
                                                        =========        =========

Net Sales: Despite improved overall volumes indicative of strong demand for the Company's products, average selling prices for all of the Company's products declined from the same prior year period due primarily to dumping by foreign steel producers. In January 2001, the Department of Commerce announced its preliminary finding affirming dumping of rebar by eight countries and setting preliminary anti-dumping duties of 17% to 278%. Prices in the March 2001 quarter improved modestly from the December 2000 quarter when prices for rebar and merchant products reached their lowest in over 10 years.

Cost of Sales: Yielded scrap costs, which comprise approximately 33% of the Company's cost of sales averaged $87 per ton in the quarter ended March 31, 2001, reflecting their lowest level in over 10 years. Mill conversion costs averaged $127 per ton in the quarter ended March 31, 2001, up from $123 per ton in the same prior year period due to reduced production levels to reduce inventory levels.

Selling and Administrative: Selling and administrative expenses for the quarter ended March 31, 2001 decreased 23% from the same prior year period due primarily to lower spending related to environmental matters and payroll relating to incentives.

Other Operating Income: Other Operating Income of $250,000 in the quarter ended March 31, 2000 reflect receipts from settlements with electrode suppliers for price fixing violations.

Interest Expense: Interest expense increased from $3.1 million in the quarter ended March 31, 2000 to $3.8 million in the quarter ended March 31, 2001 due to higher interest rates more than offsetting average decreased debt outstanding. Capitalized interest decreased from $548,000 during the quarter ended March 31, 2000 to $210,000 during the quarter ended March 31, 2001.

Liquidity and Capital Resources
-------------------------------

Net cash provided by operating activities for the quarter ended March 31, 2001 was $19.8 million compared to $6.5 million for the same period last year. Lower net income was more than offset by reductions in working capital as decreased inventories and increased accounts payable more than offset increased accounts receivable. The Company spent $8.4 million related to capital projects.

In February 2001, the Company sold approximately $15 million of common stock and in March 2001, sold approximately $10 million of newly authorized Series A preferred stock, in each case to a subsidiary of Gerdau. The funds received were used for working capital purposes, for the reduction of debt, and for the acquisition of American Bright Bar.

The Company believes that amounts available from operating cash flows and funds available through its Revolving Credit Agreement will be sufficient to meet its expected cash needs and planned capital expenditures for the foreseeable future. The Company continues to comply with all of the covenants of its loan agreements.

ITEM 3.       QUANTITATIVE & QUALITATIVE DISCLOSURES ABOUT MARKET RISK

The interest rates charged on the Company's debt are predominantly variable, the majority of which is based on LIBOR (London Interbank Offered Rate). Less than 1% of the Company's debt is at a fixed interest rate. Therefore the Company is subject to changes in interest expense due to fluctuations of interest rates in the markets.

                          PART II -- OTHER INFORMATION

ITEM 2. CHANGES IN SECURITIES AND USE OF PROCEEDS.

On March 30, 2001, the Company's Articles of Incorporation were amended to authorize 10,000,000 shares, par value $.01 per share, of "blank check" preferred stock (the "Preferred Stock"). As a result of the amendment, the Company's Board of Directors has the discretion, from time to time, without stockholder approval to determine the designations and relative voting, distribution, dividend, conversion, liquidation, and other rights, preferences, and limitations of the Preferred Stock, including, among other things: (i) the designation of each class or series and number of shares in a class or series;
(ii) the dividend rights, if any, of the class or series; (iii) the redemption provisions, if any, of the class or series; (iv) the preference, if any, to which any class or series would be entitled in the event of the liquidation or distribution of the Company's assets; (v) the provisions of a purchase, retirement or sinking fund, if any, to accommodate redemption of the Preferred Stock; (vi) the rights, if any, to convert or exchange the shares into or for other securities; (vii) the voting rights, if any (in addition to any prescribed by law), of the holders of the shares of the class or series; (viii) the conditions or restrictions, if any, on specified actions of the Company affecting the rights of the shares; and (ix) any other preferences, privileges, powers, rights, qualifications, limitations or restrictions of or on the class or series. Depending on the rights and preferences designated for any particular series, issuances of Preferred Stock could have the effect of diluting stockholders' equity, earnings per share and voting rights attributable to the Common Stock.

The existence of unissued and unreserved Preferred Stock may have certain anti-takeover effects. For example, the Board will be able to issue shares to persons friendly to current management, which issuance could render more difficult or discourage an attempt to obtain control of the Company by means of a merger, tender offer, proxy contest or otherwise, and thereby protect the continuity of the Company's management and possibly deprive the stockholders of opportunities to sell their shares of Common Stock at prices higher than prevailing market prices. Such additional shares also could be used to dilute the stock ownership of persons seeking to obtain control of the Company. In the case of the Company, however, because Gerdau S.A. owns 88% of the outstanding Class A Common Stock, the use of Preferred Stock for such purposes is not likely unless and until such time as Gerdau S.A. or some other person owns less than 50% of the outstanding voting capital stock of the Company.

On February 23, 2001 the Board of Directors of the Company raised approximately $15 million through the issuance of 1,153,846 shares of Common Stock in a private placement in reliance upon Section 4(2) of the Securities Act of 1933. The shares were sold to Gerdau USA, an affiliate of Gerdau S.A. Gerdau S.A. is the ultimate parent of the Company, owning all of the issued and outstanding stock of Gerdau USA. The purchase price was based on the most recent appraisal of the Company's Common Stock as of December 31, 2000 and there were no underwriting discounts or commissions paid in connection with the sale. The purpose of the sale of Common Stock is to provide additional funds for the Company for general working capital purposes and to enable the Company to reduce its debt.

On March 30, 2001 the Board of Directors of the Company raised approximately $10 million through the issuance of 1,000,000 shares of Series A Preferred Stock in a private placement in reliance upon Section 4(2) of the Securities Act of 1933. The shares were sold to Gerdau USA. The Series A Preferred Stock are non-voting shares entitling the holder to dividend rights of $.475 per share every six months and are redeemable at the option of the Company at a redemption price of $10.00 per share. Each share of Series A Preferred Stock is also entitled to a liquidation preference of $10.00 upon liquidation or dissolution of the Company. There were no underwriting discounts or commissions paid in connection with the sale. The purpose of the sale of Series A Preferred Stock is to provide additional funds for the Company for general working capital purposes and to enable the Company to reduce its debt.

ITEM 4.      SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

On February 27, 2001, the Company mailed to its stockholders an Information Statement indicating that the majority stockholders of the Company intended to sign a Written Consent (in lieu of a special meeting of stockholders) approving an amendment to the Company's Articles of Incorporation to create a class of "blank check" preferred stock. The Board of Directors of the Company approved the proposed amendment by Written Consent on March 14, 2001 and by certain stockholders of the Company (holding 95.1% of the Company's Common Stock) by Written Consent on March 27, 2001. For additional information regarding the amendment to the Articles of Incorporation, see "Item 2. Changes in Securities and Use of Proceeds."

ITEM 6.       EXHIBITS AND REPORTS ON FORM 8-K

              (a) The following documents are filed as exhibits to this Quarterly Report on Form 10-Q:

                   3.1 Amended and restated Articles of Incorporation, as amended to date.

              (b)  Reports on Form 8-K:

                   None

                                   SIGNATURES


Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

                                                     AMERISTEEL CORPORATION


Date: May 11, 2001                                     /s/  Phillip E. Casey
                                                     -------------------------------------------------------
                                                     Phillip E. Casey, President and Chief Executive Officer


Date: May 11, 2001                                     /s/  Tom J. Landa
                                                     -------------------------------------------------------------------
                                                     Tom J. Landa, Vice President, Chief Financial Officer and Secretary
                                                     (Principal Financial Officer and Principal Accounting Officer);
                                                     Director


                                 EXHIBIT INDEX


3.1     Amended and Restated Articles of Incorporation, as amended to date.