Form 10-Q
period 2001-06-30
AMERISTEEL CORP
filed 2001-08-13
CIK 37661

                      SECURITIES AND EXCHANGE COMMISSION
                               Washington, D.C.
                                     20549

                                   FORM 10-Q


             [X] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15 (d)
                    OF THE SECURITIES EXCHANGE ACT OF 1934

                      For the Quarter Ended June 30, 2001

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

                              Yes  X    No ___
                                  ---

     As of July 31, 2001 the registrant had 10,725,455 shares, $.01 par value, Common Stock outstanding.

                        PART I -- FINANCIAL INFORMATION
                        -------------------------------

ITEM I.  FINANCIAL STATEMENTS

AMERISTEEL CORPORATION CONSOLIDATED
STATEMENTS OF FINANCIAL POSITION
($ in thousands)

                                                                 June 30,        December 31,
                                                                   2001              2000
                                                               (Unaudited)
                                                              -------------     -------------
  ASSETS
  CURRENT ASSETS
     Cash and cash equivalents                                  $   2,036         $   5,956
     Accounts receivable, less allowance of $1,231
      and $1,301 at June 30, 2001 and December 31,
      2000, respectively, for estimated losses                     87,925            74,229
     Inventories                                                  123,929           138,743
     Deferred tax assets                                            6,281             5,600
     Other current assets                                           1,054             3,126
                                                                ---------         ---------
  TOTAL CURRENT ASSETS                                            221,225           227,654

  ASSETS HELD FOR SALE                                              6,550             7,080

  PROPERTY, PLANT AND EQUIPMENT
     Land and improvements                                         20,185            19,964
     Building and improvements                                     43,868            42,658
     Machinery and equipment                                      339,586           326,728
     Construction in progress                                      20,000            18,929
                                                                ---------         ---------
                                                                  423,639           408,279
     Less allowances for depreciation                            (144,762)         (131,247)
                                                                ---------         ---------
     NET PROPERTY, PLANT AND EQUIPMENT                            278,877           277,032

  GOODWILL                                                         80,044            77,487

  DEFERRED FINANCING COSTS                                          1,988             2,147

  OTHER ASSETS                                                         40                59
                                                                ---------         ---------

  TOTAL ASSETS                                                  $ 588,724         $ 591,459
                                                                =========         =========

     See notes to consolidated financial statements

AMERISTEEL CORPORATION CONSOLIDATED
STATEMENTS OF FINANCIAL POSITION -- continued
($ in thousands)

                                                                                     June 30,     December 31,
                                                                                       2001           2000
                                                                                   (Unaudited)
                                                                                  -------------  -------------
  LIABILITIES AND SHAREHOLDERS' EQUITY
  CURRENT LIABILITIES
     Trade accounts payable                                                         $  56,724      $  44,088
     Accrued salaries, wages and employee benefits                                     15,445         15,298
     Environmental remediation                                                          1,485          1,017
     Other current liabilities                                                         11,813          5,626
     Interest payable                                                                     536          1,314
     Current maturities of long-term borrowings                                        19,337          6,567
                                                                                    ---------      ---------
  TOTAL CURRENT LIABILITIES                                                           105,340         73,910

  LONG-TERM BORROWINGS, LESS CURRENT PORTION                                          166,438        224,059

  OTHER LIABILITIES                                                                    23,340         23,279

  DEFERRED TAX LIABILITIES                                                             42,758         42,758

  SHAREHOLDERS' EQUITY
     Series A Preferred Stock, $.01 par value; 10,000,000 and 0 shares authorized at June 30,  2001 and December 31, 2000, respectively.  1,000,000 and 0
      shares outstanding at June 30, 2001 and December 31, 2000, respectively.             10              -
     Common Stock, $.01 par value; 100,000,000 shares authorized at June 30,
      2001 and December 31, 2000.  11,110,213 and 10,348,275 shares out-
      standing at June 30, 2001 and December 31, 2000, respectively.                      115            103
     Capital in excess of par                                                         182,057        157,296
     Retained earnings                                                                 74,714         70,130
     Deferred compensation                                                                (25)           (76)
     Accumulated other comprehensive loss                                              (1,023)             -
     Treasury stock, 384,616 common shares at cost                                     (5,000)             -
                                                                                    ---------      ---------
          TOTAL SHAREHOLDERS' EQUITY                                                  250,848        227,453

                                                                                    ---------      ---------
  TOTAL LIABILITIES AND SHAREHOLDERS' EQUITY                                        $ 588,724      $ 591,459
                                                                                    =========      =========

     See notes to consolidated financial statements

AMERISTEEL CORPORATION
CONSOLIDATED STATEMENTS OF INCOME
($ in thousands except per share data)

                                                                 Six Months Ended                  Three Months Ended
                                                         June 30, 2001     June 30, 2000     June 30, 2001    June 30, 2000
                                                          (Unaudited)       (Unaudited)      (Unaudited)       (Unaudited)
                                                         --------------   --------------    --------------    -------------
NET SALES                                                   $333,192          $ 355,485         $ 174,012        $ 182,046

Operating Expenses:
   Cost of sales, excluding depreciation                     284,475            294,598           143,219          151,700
   Selling and administrative                                 16,807             18,206             9,418            8,613
   Depreciation                                               13,789             12,867             6,952            6,492
   Amortization of goodwill                                    2,270              2,221             1,159            1,111
   Other operating income                                       (666)              (250)             (666)               -
                                                            --------          ---------         ---------        ---------
                                                             316,675            327,642           160,082          167,916
                                                            --------          ---------         ---------        ---------

INCOME FROM OPERATIONS                                        16,517             27,843            13,930           14,130

Other Expenses:
   Interest                                                    6,761              6,499             2,921            3,426
   Amortization of deferred financing costs                      222                308               112              151
                                                            --------          ---------         ---------        ---------
                                                               6,983              6,807             3,033            3,577
                                                            --------          ---------         ---------        ---------

INCOME BEFORE INCOME TAXES                                     9,534             21,036            10,897           10,553

Income taxes                                                   4,713              9,302             4,814            4,665
                                                            --------          ---------         ---------        ---------

NET INCOME                                                  $  4,822          $  11,734         $   6,084        $   5,888

PREFERRED STOCK DIVIDENDS                                       (238)                 -              (238)               -
                                                            --------          ---------         ---------        ---------

NET INCOME APPLICABLE TO COMMON STOCK                       $  4,584          $  11,734         $   5,846        $   5,888
                                                            ========          =========         =========        =========

EARNINGS PER COMMON SHARE - BASIC                           $    .41          $    1.13         $     .51        $     .57
                                                            ========          =========         =========        =========

EARNINGS PER COMMON SHARE - DILUTED                         $    .41          $    1.12         $     .51        $     .56
                                                            ========          =========         =========        =========

Weighted average number of common shares outstanding
                                                              11,111             10,387            11,478           10,381

Weighted average number of common and common
  equivalent shares outstanding                               11,112             10,459            11,479           10,453

Other comprehensive income, net of tax:
  Net income applicable to common stock                     $  4,584          $  11,734         $   5,846        $   5,888
  Other comprehensive (loss) income:
   Unrealized loss on marketable securities                   (1,023)                 -                 -                -
                                                            --------          ---------         ---------        ---------
  Comprehensive income                                      $  3,561          $  11,734         $   5,846        $   5,888
                                                            ========          =========         =========        =========


See notes to consolidated financial statements

AMERISTEEL CORPORATION
CONSOLIDATED STATEMENTS OF CASH FLOWS
($ in thousands)

                                                                                        Six Months Ended
                                                                                    June 30,         June 30,
                                                                                     2001             2000
                                                                                  (Unaudited)      (Unaudited)
OPERATING ACTIVITIES
Net income                                                                         $   4,822       $   11,734
Adjustments to reconcile net income to net cash
  Provided by operating activities:
     Depreciation and amortization                                                    16,281           15,396
     Deferred income taxes                                                                 -            1,607
     Other                                                                               118             (730)
Changes in operating assets and liabilities:
     Accounts receivable                                                             (12,818)          (5,396)
     Inventories                                                                      15,489           (8,857)
     Other assets                                                                        389             (486)
     Current and other liabilities                                                    18,006           (8,646)
                                                                                   ---------       ----------
NET CASH PROVIDED BY OPERATING ACTIVITIES                                             42,287            4,622
                                                                                   ---------       ----------
INVESTING ACTIVITIES
     Additions to property, plant and equipment                                      (11,943)         (22,721)
     Stock acquisition                                                                (9,463)               -
     Proceeds from sales of property, plant and equipment                                  4              115
     Proceeds from sale of assets held for sale                                          510              355
     Use of restricted IRB funds                                                           -               10
                                                                                   ---------       ----------
NET CASH USED IN INVESTING ACTIVITIES                                                (20,892)         (22,241)
                                                                                   ---------       ----------
FINANCING ACTIVITIES
     Proceeds from issuance of new debt                                                    -           20,000
     Repayments of borrowings                                                              -          (15,000)
     (Payments) borrowings under the Revolving Credit Agreement                      (44,851)          12,099
     Additions to deferred financing costs                                                (3)            (156)
     Proceeds from issuance of preferred stock                                        10,000                -
     Proceeds from issuance of common stock                                           15,150              408
     Redemption of common stock                                                         (367)          (1,347)
     Dividends declared                                                                 (238)               -
     Treasury stock acquired                                                          (5,000)               -
                                                                                   ---------       ----------
NET CASH (USED IN) PROVIDED BY FINANCING ACTIVITIES                                  (25,315)          16,004
                                                                                   ---------       ----------
DECREASE IN CASH AND CASH EQUIVALENTS                                                 (3,920)          (1,615)

Cash and cash equivalents at beginning of period                                       5,956            4,107
                                                                                   ---------       ----------

CASH AND CASH EQUIVALENTS AT END OF PERIOD                                         $   2,036       $    2,492
                                                                                   =========       ==========

SUPPLEMENTAL DISCLOSURE OF NON-CASH INVESTING ACTIVITIES
Accumulated other comprehensive loss                                               $  (1,023)      $        -
                                                                                   =========       ==========

AMERISTEEL CORPORATION & SUBSIDIARY
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

NOTE  A -- BASIS OF PRESENTATION

The consolidated financial statements include the accounts of AmeriSteel Corporation, a Florida corporation (the "Company") after elimination of all significant intercompany balances and transactions. On April 2, 2001, the Company acquired a majority of the outstanding common stock of American Bright Bar of Orrville, Ohio, a producer of cold drawn flat bar, and changed its name to AmeriSteel Bright Bar. The transaction was accounted for as a purchase.

The Company is a majority owned subsidiary of FLS Holdings, Inc. (FLS), whose only business is to own common stock of the Company. FLS, which owned approximately 81% of the common stock of the Company as of June 30, 2001 is a wholly owned subsidiary of Brazilian steel manufacturer Gerdau S.A. (Gerdau) through one of Gerdau's subsidiaries. Gerdau acquired 88% of FLS in September 1999, resulting in a change of control, and the remaining 12% in September 2000, in each instance from Kyoei Steel Ltd. In February 2001, the Company sold 1,153,846 shares of Common Stock to a Gerdau subsidiary of which 769,230 remained outstanding as of June 30, 2001. As a result, Gerdau indirectly owns approximately 88% of the outstanding shares of AmeriSteel's common stock. An institutional investor owns approximately 4% of the common stock of the Company. Executives and other employees own the remaining 8% of the Company's common stock. In March 2001, the Company sold 1,000,000 shares of Series A Preferred Stock to a Gerdau subsidiary. Series A Preferred Stock is non-voting with a dividend of $.475 per share every six months. Push down accounting has not been applied to the financial statements of the Company as a result of a change of control in September 1999, therefore the historical cost basis of the Company's assets have not been changed.

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

These condensed financial statements should be read in conjunction with the financial statements and the notes thereto included in the Company's latest annual report on Form 10-K. The results of the three months and six months ended June 30, 2001 are not necessarily indicative of the results to be expected for future periods.

In March 2000, the Board of Directors approved changing the fiscal year end of the Company from March 31 to December 31 effective for the period ending December 31, 2000.

NOTE  B - SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

Earnings per Common Share: Basic earnings per common share is based upon the
-------------------------
weighted average number of common shares outstanding during the period and the diluted earnings per common share is based upon the weighted average number of common shares plus the dilutive common equivalent shares ___ outstanding during the period. The following is a reconciliation of the basic and diluted earnings per common share computations shown on the face of the accompanying consolidated statements of income (in thousands, except per share data):

AMERISTEEL CORPORATION & SUBSIDIARY
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS - (CONTINUED)

                                                                 Six Months Ended            Three Months Ended
                                                                     June 30,                    June 30,
                                                                 2001         2000          2001           2000
                                                             (unaudited)   (unaudited)   (unaudited)    (unaudited)
                                                             -----------   -----------   -----------    -----------
     Net income applicable to common stock                      $ 4,584      $ 11,734      $  5,846        $  5,888

     Weighted average number of common shares
       outstanding (in thousands)                                11,111        10,387        11,478          10,381
     Dilutive effect of stock option plan (in thousands)              1            72             1              72
                                                                -------      --------      --------        --------
     Weighted average number of common and common
       equivalent shares outstanding (in thousands)              11,112        10,459        11,479          10,453

     Basic EPS:
          Net income applicable to common stock                 $   .41      $   1.13      $    .51        $    .57
                                                                -------      --------      --------        --------

     Diluted EPS:
          Net income applicable to common stock                 $   .41      $   1.12      $    .51        $    .56
                                                                -------      --------      --------        --------

Other comprehensive income: Other comprehensive income represents the unrealized
--------------------------
loss on marketable securities held for sale.

Recent accounting pronouncements: On July 20, 2001, the Financial Accounting
--------------------------------
Standards Board issued Statements of Financial Accounting Standards No. 141 (SFAS No. 141), "Business Combinations", and No. 142 (SFAS No. 142), "Goodwill and Other Intangible Assets." SFAS No. 141 addresses financial accounting and reporting for goodwill and other intangible assets acquired in a business combination at acquisition. SFAS No. 141 requires the purchase method of accounting to be used for all business combinations initiated after June 30, 2001; establishes specific criteria for the recognition of intangible assets separately from goodwill; and requires unallocated negative goodwill to be written off immediately as an extraordinary gain (instead of being deferred and amortized). SFAS No.142 addresses financial accounting and reporting for intangible assets acquired individually or with a group of other assets (but not those acquired in a business combination) at acquisition. SFAS No. 142 also addresses financial accounting and reporting for goodwill and other intangible assets subsequent to their acquisition. SFAS No. 142 provides that goodwill and intangible assets which have indefinite useful lives will not be amortized but rather will be tested at least annually for impairment. It also provides that intangible assets that have finite useful lives will continue to be amortized over their useful lives, but those lives will no longer be limited to forty years. SFAS No. 141 is effective for all business combinations initiated after June 30, 2001 and for all business combinations accounted for by the purchase method for which the date of acquisition is after June 30, 2001. The provisions of SFAS No. 142 are effective for fiscal years beginning after December 15, 2001. The Company will adopt SFAS No. 142 beginning January 1, 2002. The Company is considering the provisions of SFAS No. 141 and No. 142 and at present has not determined the impact of adopting SFAS No. 141 and SFAS No. 142.

Reclassifications:  Certain amounts in the prior period financial statements
-----------------
have been reclassified to conform to the current financial statement presentation.

AMERISTEEL CORPORATION & SUBSIDIARY
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS - (CONTINUED)

NOTE C -- INVENTORIES

Inventories consist of the following:
     ($ in thousands)

                                                            June 30, 2001      December 31, 2000
                                                            (Unaudited)             _________
                                                           ---------------
        Finished goods                                        $   72,394           $  87,484
        Work-in-process                                           20,241              20,498
        Raw materials and operating supplies                      31,294              30,761
                                                              ----------           ---------
                                                              $  123,929           $ 138,743
                                                              ----------           ---------

NOTE D -- BORROWINGS

Long-term borrowings consist of the following:
     ($ in thousands)

                                                            June 30, 2001   December 31, 2000
                                                            (Unaudited)         _________
                                                           --------------
         Term Loan                                            $  100,000         $  100,000
         Revolving Credit Agreement                               47,300             96,000
         Industrial Revenue Bonds                                 33,195             33,195
         Subsidiary Debt                                           4,000                  -
         TVA Loan                                                  1,111              1,211
         Capital Lease                                               169                220
                                                              ----------         ----------
            Total Borrowings                                     185,775            230,626
         Less Current Maturities                                  19,337              6,567
                                                              ----------         ----------
            Total long-term borrowings                        $  166,438         $  224,059
                                                              ----------         ----------

The Company's primary financial obligation outstanding as of June 30, 2001 was a $285 million credit facility (the "Revolving Credit Agreement") that includes a $100 million term loan that amortizes at the rate of 25% per year beginning December 2001. It is collateralized by first priority security interests in substantially all accounts receivable and inventory of the Company as well as a lien on the Company's Charlotte Mill property, plant and equipment. Loans under the Revolving Credit Agreement bear interest at a per annum rate equal to one of several rate options (LIBOR, Fed Funds, or Prime Rate) based on the facility chosen at the time of borrowing plus an applicable margin determined by tests of performance from time to time. The effective interest rate on the Revolving Credit Agreement at June 30, 2001 was approximately 6.6%.

Subsidiary Debt represents a bank loan of majority owned AmeriSteel Bright Bar secured by machinery and equipment. The loan matures in 2011 with amortization payments beginning in July 2001. The loan currently bears interest at the rate of approximately 8.5% per year with the rate scheduled to be reset June 2002 and every three years thereafter based on prime plus 1%. The Company is a guarantor of the loan.

AMERISTEEL CORPORATION & SUBSIDIARY
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS - (CONTINUED)

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

In general, the Company's estimate of the remediation costs is based on its review of each site and the nature of the anticipated remediation activities to be undertaken. The Company's process for estimating such remediation costs includes determining for each site the expected remediation methods, and the estimated cost for each step of the remediation. In all such determinations, the Company employs outside consultants and providers of such remedial services to assist in making such determinations. Although the ultimate costs associated with the remediation are not known precisely, the Company has estimated the total remaining costs to be approximately $2.1 million with these costs recorded as a liability as of June 30, 2001. Of this amount, the Company expects to pay approximately $1.5 million within one year.

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

NOTE F - SUBSEQUENT EVENTS

On July 13, 2001 a small amount of Cesium, a radioactive source, was received from suppliers among scrap material and accidentally melted in the Company's Jacksonville mill furnace. Appropriate regulatory agencies were immediately notified and the contaminated material and equipment were confined. No injuries were reported and the environment was not put at risk due to alarms and procedures in place at the time. Melt shop activities at the Jacksonville mill were immediately halted pending cleanup and removal of contaminated material and equipment. Melt shop operations resumed on August 6, 2001. The incident is an insured loss and therefore the Company does not anticipate a material impact to the financial position or results of operations.

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

Results of Operations (unaudited)                            Six Months Ended                Three Months Ended
----------------------------------
    (in thousands, except per share data)                        June 30,                        June 30,
                                                           2001            2000             2001           2000
                                                       (unaudited)      (unaudited)     (unaudited)     (unaudited)
                                                       -----------      -----------     -----------     -----------
Net sales                                                $333,192        $ 355,485       $ 174,012       $ 182,046
      Cost of sales                                       284,475          294,598         143,219         151,700
      Cost of sales as percent of net sales                  85.4%            82.9%           82.3%           83.3%
      Selling and administrative                           16,807           18,206           9,418           8,613
      Depreciation                                         13,789           12,867           6,952           6,492
      Amortization of goodwill                              2,270            2,221           1,159           1,111
      Other operating income                                 (666)            (250)           (666)              -
                                                         --------        ---------       ---------       ---------
                                                          316,675          327,642         160,082         167,916
                                                         --------        ---------       ---------       ---------
Income from operations                                     16,517           27,843          13,930          14,130
      Interest expense                                      6,761            6,499           2,921           3,426
      Amortization of deferred finance costs                  222              308             112             151
                                                         --------        ---------       ---------       ---------
      Income before income taxes                            9,534           21,036          10,897          10,553
      Income taxes                                          4,713            9,302           4,814           4,665
                                                         --------        ---------       ---------       ---------
      Net income                                         $  4,822        $  11,734       $   6,084       $   5,888
                                                         --------        ---------       ---------       ---------
EPS - Basic                                              $    .41        $    1.13       $     .51       $     .57
EPS Diluted                                              $    .41        $    1.12       $     .51       $     .56
EBITDA - adjusted                                        $ 32,701        $  43,041       $  22,098       $  21,808
EBITDA margin                                                 9.8%            12.1%          12.70%          11.98%
Capital expenditures                                       11,943           22,721           3,513          11,287
Ratio of EBITDA to interest expense                           4.8x             6.6x            7.6x            6.4x
EBITDA - adjusted (ttm)                                  $ 55,007        $  92,247       $  55,007       $  92,247
Ratio of total debt to EBITDA (ttm)                          3.38x            2.47x           3.38x           2.47x
Shipped Tons Mill finished goods (in thousands)
-----------------------------------------------
      Stock rebar                                             375              331             192             177
      Merchant bar                                            303              328             152             160
      Rods                                                     49               55              26              31
                                                         --------        ---------       ---------       ---------
          Subtotal mill finished goods                        727              714             370             368
Fabricated rebar                                              245              243             132             125
Billets                                                        18               24               3              14
                                                         --------        ---------       ---------       ---------
          Total shipped tons                                  990              981             505             507
                                                         ========        =========       =========       =========
Average Selling Prices ($ Per Ton)
----------------------------------
Mill finished goods
      Stock rebar                                        $    271        $     280       $     278       $     281
      Merchant bar                                            293              349             294             346
      Rods                                                    288              293             289             284
                                                         --------        ---------       ---------       ---------
          Average mill finished goods                         281              312             285             308
Fabricated rebar                                              427              440             423             437
Billets                                                       201              218             211             219
      Average mill finished goods prices (per ton)       $    281        $     312       $     285       $     308
      Average yielded scrap cost (per ton)                     88              115              89             113
                                                         --------        ---------       ---------       ---------
      Average metal spread (per ton)                     $    193        $     197       $     196       $     195
                                                         ========        =========       =========       =========
      Average mill conversion costs (per ton)            $    127        $     124       $     127       $     128
                                                         ========        =========       =========       =========

Net Sales: For the three and six month periods ended June 30, 2001 shipped tons
---------
volume remained relatively flat compared to the same prior year periods with modest gains in rebar offset by declines in merchant bar, rods and billets. Average selling prices were down in all products with the exception of rods which reflected a modest increase in the three months ended June 30, 2001 compared to the same prior year period. Rebar demand remained relatively strong due to construction activity and federal spending on infrastructure, however prices reflect the unfavorable impact of dumped foreign imports. Merchant bar demand is reflective of general economic activity that has slowed in the past several quarters. Merchant bar pricing is also reflective of dumped foreign imports and its pressure on domestic pricing. The Company is participating in and supports recent efforts to control the importation of steel at unfair subsidized pricing. These efforts include seeking relief through the International Trade Commission through Section 201of the Trade Act of 1974.

Cost of Sales: Yielded scrap costs, which comprise approximately 33% of the
-------------
Company's cost of sales, averaged $88 per ton and $89 per ton in the six months and three months ended June 30, 2001, respectively, and are close to their lowest levels in over ten years and over 20% lower than the same periods in the prior year. The low prices reflect a combination of factors, including a strong dollar that restricts exporting scrap and low steel prices in the U.S. Mill conversion costs averaged $127 per ton in both the six months and three months ended June 30, 2001 compared with $124 per ton and $128 per ton in the six and three month periods, respectively, of the prior year periods due primarily to lower production levels.

Selling and Administrative: Selling and administrative expenses for the three
--------------------------
months ended June 30, 2001 were approximately $805 thousand higher than the same period last year due primarily to spending associated with travel and training. For the six months ended June 30, 2001, selling and administrative expenses were approximately $1.4 million lower than the same period last year due primarily to lower payroll relating to incentives.

Other Operating Income: Other operating income in the quarter ended June 30,
----------------------
2001 relates to prior years tax refunds. Other operating income in the six months ended June 30, 2000 relates to receipts from settlements with electrode suppliers for price fixing violations.

Interest Expense: Interest expense decreased in the three months ended June 30,
----------------
2001 from the same period in the prior year due to lower interest rates and lower outstanding debt. For the six months ended June 30, 2001, interest expense increased from the same period in the prior year as interest rates in the first quarter of 2001 were higher than in the prior year first quarter.

Liquidity and Capital Resources
-------------------------------

Net cash provided by operating activities for the six months ended June 30, 2001 was $42.2 million compared to $4.6 million for the same period in the prior year. Lower net income was more than offset by reductions in working capital as decreased inventories and increased current and other liabilities offset increased accounts receivable. In the six months ended June 30, 2001, the Company spent a combined $21.4 million related to capital projects, compared to $22.7 million in the same prior year period.

In February 2001, the Company sold approximately $15 million of common stock and in March 2001, sold approximately $10 million of newly authorized Series A preferred stock, in each case to a subsidiary of Gerdau. The funds received were used for working capital purposes, for the reduction of debt, and for the acquisition of American Bright Bar. In June 2001, the Company bought back $5 million of the common stock sold in February 2001 at the same price of issuance and has accounted for these shares as treasury stock on the consolidated financial statements.

The Company believes that amounts available from operating cash flows and funds available through its Revolving Credit Agreement will be sufficient to meet its expected cash needs and planned capital expenditures for the foreseeable future. The Company continues to comply with all of the covenants of its loan agreements.

ITEM 3.  QUANTITATIVE & QUALITATIVE DISCLOSURES ABOUT MARKET RISK

The interest rates charged on the Company's debt are predominantly variable, the majority of which is based on LIBOR (London Interbank Offered Rate). Less than 3% of the Company's debt is at fixed or long term interest rates. Therefore the Company is subject to changes in interest expense due to fluctuations of interest rates in the markets.

                         PART II -- OTHER INFORMATION

ITEM 4.  SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

On April 30, 2001, the Company mailed to its stockholders an Information Statement indicating that the majority stockholders of the Company holding 95.7% of the common stock of the Company intended to sign a Written Consent (in lieu of an Annual Meeting of Stockholders) electing nine directors to the Board of Directors and approving an amendment to the Company's Equity Ownership Plan. Written Consents approving the amendment to the Equity Ownership Plan and the election of the following nine directors were signed and submitted to the Company on or about May 20, 2001: Phillip E. Casey, Tom J. Landa, J. Donald Haney, Jorge Gerdau Johannpeter, Frederico C. Gerdau, Johannpeter, Klaus Gerdau Johannpeter, Andre Bier Johannpeter, Germano Gerdau Johannpeter, Carlos J. Petry.

ITEM 6.  EXHIBITS AND REPORTS ON FORM 8-K

         (a) The following documents are filed as exhibits to this Quarterly Report on Form 10-Q:

             None.

         (b) Reports on Form 8-K:

             None.

                                  SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

                                  AMERISTEEL CORPORATION


Date: August 13, 2001             /s/ Phillip E. Casey
                                  ----------------------------------------------
                                  Phillip E. Casey, President and
                                  Chief Executive Officer



Date: August 13, 2001             /s/ Tom J. Landa
                                  ----------------------------------------------
                                  Tom J. Landa, Vice President, Chief Financial
                                  Officer and Secretary
                                  (Principal Financial Officer and Principal
                                  Accounting Officer);
                                  Director