Form 10-Q
period 2001-09-30
AMERISTEEL CORP
filed 2001-11-05
CIK 37661

                       SECURITIES AND EXCHANGE COMMISSION
                                Washington, D.C.
                                      20549

                                    FORM 10-Q


              [X] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15 (d)
                    OF THE SECURITIES EXCHANGE ACT OF 1934

                   For the Quarter Ended September 30, 2001

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

                              Yes  X   No ___
                                  ---

     As of October 31, 2001 the registrant had 10,339,677 shares, $.01 par value, Common Stock outstanding.

                        PART I -- FINANCIAL INFORMATION
                        -------------------------------

ITEM I.  FINANCIAL STATEMENTS

AMERISTEEL CORPORATION CONSOLIDATED
STATEMENTS OF FINANCIAL POSITION

($ in thousands)

                                                                  September 30,  December 31,
                                                                       2001          2000
                                                                   (Unaudited)
                                                                  -------------  ------------
      ASSETS
      CURRENT ASSETS
            Cash and cash equivalents                                 $   2,930     $   5,956
            Accounts receivable, less allowance of $1,232
              and $1,301 at September 30, 2001 and December 31,
              2000, respectively, for estimated losses                   84,178        74,229
            Inventories                                                 122,031       138,743
            Deferred tax assets                                           6,821         5,600
            Other current assets                                          1,547         3,126
                                                                      ---------     ---------
      TOTAL CURRENT ASSETS                                              217,507       227,654

      ASSETS HELD FOR SALE                                                6,550         7,080

      PROPERTY, PLANT AND EQUIPMENT
            Land and improvements                                        20,191        19,964
            Building and improvements                                    43,888        42,658
            Machinery and equipment                                     345,045       326,728
            Construction in progress                                     19,210        18,929
                                                                      ---------     ---------
                                                                        428,334       408,279
            Less allowances for depreciation                           (151,745)     (131,247)
                                                                      ---------     ---------
            NET PROPERTY, PLANT AND EQUIPMENT                           276,589       277,032

      GOODWILL                                                           78,890        77,487

      DEFERRED FINANCING COSTS                                            1,871         2,147

      OTHER ASSETS                                                           34            59

                                                                      ---------     ---------
      TOTAL ASSETS                                                    $ 581,441     $ 591,459
                                                                      =========     =========

      See notes to consolidated financial statements

AMERISTEEL CORPORATION CONSOLIDATED
STATEMENTS OF FINANCIAL POSITION -- continued

($ in thousands)

                                                                                             September 30,    December 31,
                                                                                                  2001            2000
                                                                                              (Unaudited)
                                                                                             -------------    ------------
     LIABILITIES AND SHAREHOLDERS' EQUITY
     CURRENT LIABILITIES
         Trade accounts payable                                                                $    71,039     $    44,088
         Accrued salaries, wages and employee benefits                                              16,247          15,298
         Environmental remediation                                                                   1,449           1,017
         Other current liabilities                                                                  10,139           5,626
         Interest payable                                                                              848           1,314
         Current maturities of long-term borrowings                                                 25,572           6,567
                                                                                               -----------     -----------
     TOTAL CURRENT LIABILITIES                                                                     125,294          73,910

     LONG-TERM BORROWINGS, LESS CURRENT PORTION                                                    138,269         224,059

     OTHER LIABILITIES                                                                              25,743          23,279

     DEFERRED TAX LIABILITIES                                                                       42,758          42,758

     SHAREHOLDERS' EQUITY
         Series A Preferred Stock, $.01 par value; 10,000,000 and 0 shares  authorized at September 30, 2001 and December 31, 2000, respectively 1,000,000 and 0
           shares outstanding at September 30, 2001 and December 31, 2000, respectively                 10               -
         Common Stock, $.01 par value; 100,000,000 shares authorized at September 30,
           2001 and December 31, 2000.  10,725,236 and 10,348,275 shares outstanding at
           September 30, 2001 and December 31, 2000, respectively                                      107             103
         Capital in excess of par                                                                  172,061         157,296
         Retained earnings                                                                          79,033          70,130
         Deferred compensation                                                                           -             (76)
         Other comprehensive loss                                                                   (1,834)              -
                                                                                               -----------     -----------
                     TOTAL SHAREHOLDERS' EQUITY                                                    249,377         227,453

                                                                                               -----------     -----------
     TOTAL LIABILITIES AND SHAREHOLDERS' EQUITY                                                $   581,441     $   591,459
                                                                                               ===========     ===========

         See notes to consolidated financial statements

AmeriSteel Corporation
CONSOLIDATED STATEMENTS OF INCOME

($ in thousands except per share data)

                                                                   Nine Months Ended                  Three Months Ended
                                                             September 30,     September 30,     September 30,    September 30,
                                                                 2001              2000              2001              2000
                                                              (Unaudited)       (Unaudited)       (Unaudited)      (Unaudited)
                                                             -------------     -------------     -------------    -------------
NET SALES                                                        $ 501,848         $ 527,417         $ 168,656        $ 171,932

Operating Expenses:
      Cost of sales, excluding depreciation                        424,178           445,296           139,704          150,698
      Selling and administrative                                    26,017            27,041             9,210            8,835
      Depreciation                                                  20,784            19,393             6,994            6,526
      Amortization of goodwill                                       3,429             3,332             1,159            1,111
      Other operating (income) expense                                (308)            2,737               358            2,987
                                                                 ---------         ---------         ---------        ---------
                                                                   474,100           497,799           157,425          170,157
                                                                 ---------         ---------         ---------        ---------

INCOME FROM OPERATIONS                                              27,748            29,618            11,231            1,775

Other Expenses:
      Interest                                                       9,515            10,249             2,754            3,750
      Amortization of deferred financing costs                         333               596               111              288
                                                                 ---------         ---------         ---------        ---------
                                                                     9,848            10,845             2,865            4,038
                                                                 ---------         ---------         ---------        ---------

INCOME (LOSS) BEFORE INCOME TAXES                                   17,900            18,773             8,366           (2,263)

Income tax provision (benefit)                                       8,523             8,841             3,810             (461)
                                                                 ---------         ---------         ---------        ---------
NET INCOME (LOSS)                                                $   9,377         $   9,932         $   4,556        $  (1,802)

PREFERRED STOCK DIVIDENDS                                             (475)                -              (238)               -
                                                                 ---------         ---------         ---------        ---------

NET INCOME (LOSS) APPLICABLE TO COMMON STOCK                     $   8,902         $   9,932         $   4,318        $  (1,802)
                                                                 =========         =========         =========        =========

PER COMMON SHARE - BASIC
      Net income (loss)                                          $     .85         $     .96         $     .42        $    (.17)
      Preferred stock dividends                                       (.04)                -              (.02)               -
                                                                 ---------         ---------         ---------        ---------
      Net income (loss) applicable to common stock               $     .81         $     .96         $     .40        $    (.17)
                                                                 =========         =========         =========        =========

PER COMMON SHARE - DILUTED
      Net income (loss)                                          $     .85         $     .95         $     .42        $    (.17)
      Preferred stock dividends                                       (.04)                -              (.02)               -
                                                                 ---------         ---------         ---------        ---------
      Net income (loss) applicable to common stock               $     .81         $     .95         $     .40        $    (.17)
                                                                 =========         =========         =========        =========

Weighted average number of common shares outstanding
    (basic)                                                         11,023            10,386            10,851           10,382

Weighted average number of common and common
      equivalent shares outstanding (diluted)                       11,024            10,457            10,852           10,382

Other comprehensive income, net of tax:
      Net income (loss) applicable to common stock               $   8,902         $   9,932         $   4,318        $  (1,802)
      Other comprehensive (loss) income:
         Unrealized loss on marketable securities                   (1,023)                -                 -                -
         Unrealized loss on hedging financial instruments             (811)                -              (811)               -
                                                                 ---------         ---------         ---------        ---------
      Comprehensive income                                       $   7,065         $   9,932         $   3,507        $   1,802
                                                                 =========         =========         =========        =========

See notes to consolidated financial statements

AMERISTEEL CORPORATION
CONSOLIDATED STATEMENTS OF CASH FLOWS

($ in thousands)

                                                                                        Nine Months Ended
                                                                                 September 30,     September 30,
                                                                                      2001             2000
                                                                                  (Unaudited)       (Unaudited)
                                                                                 -------------     -------------
OPERATING ACTIVITIES
Net income                                                                           $   9,377         $   9,932
Adjustments to reconcile net income to net cash
  Provided by operating activities:
       Depreciation and amortization                                                    24,546            23,322
       Deferred income taxes                                                                 -             1,607
       Other                                                                                46              (601)
Changes in operating assets and liabilities:
       Accounts receivable                                                              (9,071)           (8,647)
       Inventories                                                                      17,387               189
       Other assets                                                                        (98)             (610)
       Current and other liabilities                                                    32,777           (11,191)
                                                                                     ---------         ---------
NET CASH PROVIDED BY OPERATING ACTIVITIES                                               74,964            14,001
                                                                                     ---------         ---------
INVESTING ACTIVITIES
       Additions to property, plant and equipment                                      (16,655)          (35,325)
       Stock acquisition                                                                (9,468)                -
       Proceeds from sales of property, plant and equipment                                106               164
       Proceeds from sale of assets held for sale                                          510               355
       Use of restricted IRB funds                                                           -                10
                                                                                     ---------         ---------
NET CASH USED IN INVESTING ACTIVITIES                                                  (25,507)          (34,796)
                                                                                     ---------         ---------
FINANCING ACTIVITIES
       Proceeds from issuance of new debt                                                    -            20,000
       Redemption of 364 Day Facility debt                                                   -           (90,000)
       (Payments of) proceeds from short term and long term borrowings, net            (66,785)          107,256
       Redemption of subordinated intercompany note                                          -           (15,000)
       Additions to deferred financing costs                                                (3)           (1,730)
       Proceeds from issuance of preferred stock                                        10,000                 -
       Proceeds from issuance of common stock                                           15,150               456
       Redemption of common stock                                                      (10,371)           (1,391)
       Dividends declared                                                                 (475)                -
                                                                                     ---------         ---------
NET CASH (USED IN) PROVIDED BY FINANCING ACTIVITIES                                    (52,483)           19,591

DECREASE IN CASH AND CASH EQUIVALENTS                                                   (3,026)           (1,204)

Cash and cash equivalents at beginning of period                                         5,956             4,107
                                                                                     ---------         ---------
CASH AND CASH EQUIVALENTS AT END OF PERIOD                                           $   2,930         $   2,903
                                                                                     =========         =========
SUPPLEMENTAL DISCLOSURE OF NON-CASH FINANCING
      ACTIVITIES
Accumulated other comprehensive loss                                                 $  (1,834)        $       -
                                                                                     =========         =========

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

The Company is a majority owned subsidiary of FLS Holdings, Inc. (FLS), whose only business is to own common stock of the Company. FLS, which owned approximately 81% of the common stock of the Company as of September 30, 2001 is a wholly owned subsidiary of Brazilian steel manufacturer Gerdau S.A. (Gerdau) through one of Gerdau's subsidiaries. Gerdau acquired 88% of FLS in September 1999, resulting in a change of control, and the remaining 12% in September 2000, in each instance from Kyoei Steel Ltd. In February 2001, the Company sold 1,153,846 shares of common stock to a Gerdau subsidiary, of which 384,614 remained outstanding as of September 30, 2001. As a result, Gerdau indirectly owns approximately 88% of the outstanding shares of AmeriSteel's common stock. An institutional investor owns approximately 4% of the common stock of the Company. Executives and other employees own the remaining 8% of the Company's common stock. In March 2001, the Company sold 1,000,000 shares of Series A Preferred Stock to a Gerdau subsidiary. Series A Preferred Stock is non-voting with a dividend of $.475 per share every six months. Push down accounting has not been applied to the financial statements of the Company as a result of a change of control in September 1999, therefore, the historical cost basis of the Company's assets have not been changed.

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

These condensed financial statements should be read in conjunction with the financial statements and the notes thereto included in the Company's latest annual report on Form 10-K. The results of the three months and nine months ended September 30, 2001 are not necessarily indicative of the results to be expected for future periods.

In March 2000, the Board of Directors approved changing the fiscal year end of the Company from March 31 to December 31 effective for the period ending December 31, 2000.

NOTE  B - SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

Earnings per Common Share: Basic earnings per common share is based upon the
-------------------------
weighted average number of common shares outstanding during the period and the diluted earnings per common share is based upon the weighted average number of common shares plus the dilutive common equivalent shares outstanding during the period. Anti-dilutive shares are not included in determining the common equivalent shares outstanding. The following is a reconciliation of the basic and diluted earnings per common share computations shown on the face of the accompanying consolidated statements of income (in thousands, except per share data):

AMERISTEEL CORPORATION & SUBSIDIARY
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS - (CONTINUED)

                                                                     Nine Months Ended           Three Months Ended
                                                                        September 30,               September 30,
                                                                      2001        2000           2001          2000
                                                                 (unaudited)   (unaudited)   (unaudited)    (unaudited)
                                                                ------------- ------------- -------------  ------------
     Net income (loss) applicable to common stock                     $ 8,902       $ 9,932       $ 4,318      $ (1,802)

     Weighted average number of common shares
       outstanding (in thousands)                                      11,023        10,386        10,851        10,382
     Dilutive effect of stock option plan (in thousands)                    1            71             1             -
                                                                      -------       -------       -------       -------
      Weighted average number of common and common
       equivalent shares outstanding (in thousands)                    11,024        10,457        10,852        10,382

     Basic EPS:
              Net income (loss) applicable to common stock            $   .81       $   .96       $   .40      $   (.17)
                                                                      -------       -------       -------      --------
     Diluted EPS:
               Net income (loss) applicable to common stock           $   .81       $   .95       $   .40      $   (.17)
                                                                      -------       -------       -------      --------

Other comprehensive income: Other comprehensive income represents the unrealized
--------------------------
loss on marketable securities held for sale and the unrealized loss on hedging financial instruments.

Recent accounting pronouncements: In July 2001, the Financial Accounting
--------------------------------
Standards Board issued Statements of Financial Accounting Standards No. 141 (SFAS 141), "Business Combinations", and 142 (SFAS 142), "Goodwill and Other Intangible Assets." SFAS 141 addresses financial accounting and reporting for goodwill and other intangible assets acquired in a business combination at acquisition. SFAS 141 requires the purchase method of accounting to be used for all business combinations initiated after June 30, 2001; establishes specific criteria for the recognition of intangible assets separately from goodwill; and requires unallocated negative goodwill to be written off immediately as an extraordinary gain (instead of being deferred and amortized). SFAS 142 addresses financial accounting and reporting for intangible assets acquired individually or with a group of other assets (but not those acquired in a business combination) at acquisition. SFAS 142 also addresses financial accounting and reporting for goodwill and other intangible assets subsequent to their acquisition. SFAS 142 provides that goodwill and intangible assets which have indefinite useful lives will not be amortized but rather will be tested at least annually for impairment. It also provides that intangible assets that have finite useful lives will continue to be amortized over their useful lives, but those lives will no longer be limited to forty years. SFAS 141 is effective for all business combinations initiated after June 30, 2001 and for all business combinations accounted for by the purchase method for which the date of acquisition is after June 30, 2001. The provisions of SFAS 142 are effective for fiscal years beginning after December 15, 2001. The Company will adopt SFAS 142 beginning January 1, 2002. The Company is considering the provisions of SFAS 141 and 142 and at present has not determined the impact of adopting SFAS 141 and SFAS 142.

In June 2001, the Financial Accounting Standards Board issued Statement of Financial Accounting Standards No. 143 (SFAS 143), "Accounting for Asset Retirement Obligations" that addresses financial accounting and reporting for obligations associated with the retirement of tangible long-lived assets and associated costs. SFAS 143 requires that the fair value of a liability for an asset retirement obligation be recognized in the period in which it is incurred if a reasonable estimate of the fair value can be made. The associated asset retirement costs are capitalized as part of the carrying amount of the long-lived asset. The provisions of SFAS 143 are effective for fiscal years beginning after June 15, 2002. The Company is considering the provisions of SFAS 143 and at present has not determined the impact of adopting SFAS 143.

In August 2001, the Financial Accounting Standards Board issued Statement of Financial Accounting Standards No. 144 (SFAS 144), "Accounting for the Impairment or Disposal of Long-Lived Assets" that addresses financial accounting and reporting for the

AMERISTEEL CORPORATION & SUBSIDIARY
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS - (CONTINUED)

impairment or disposal of long-lived assets. SFAS 144 requires that one accounting model be used for long-lived assets to be disposed of by sale and broadens the presentation of discontinued operations to include more disposal transactions. The provisions of SFAS 144 are effective for fiscal years beginning after December 15, 2001. The Company is considering the provisions of SFAS 144 and at present has not determined the impact of adopting SFAS 144.

Derivatives: The Company has adopted Statement of Financial Accounting Standards
------------
No. 133 (SFAS No. 133), "Accounting for Derivative Instruments and Hedging Activities", as amended by SFAS 137 and SFAS 138 ("SFAS 133"). SFAS 133 establishes accounting and reporting standards for derivative financial instruments and requires that derivative instruments be recorded in the balance sheet as either an asset or liability measured at their fair value. SFAS 133 allows that changes in the derivative fair values that are designated, effective and qualify as cash flow hedges can be deferred and recorded as a component of accumulated other comprehensive income until the hedged transactions occur and are recognized in earnings. The ineffective portion of a hedging derivative's change in fair value will be immediately recognized in earnings. For derivative instruments that do not qualify as cash flow hedges, SFAS 133 requires that changes in the derivative fair values be recognized in earnings in the period of change.

In order to reduce its exposure to interest rate fluctuations, the Company entered into interest rate swap agreements in August and September 2001 that are considered cash flow hedges. The interest rates swaps have a notional value of $55 million with the Company paying a fixed interest rate and receiving a variable interest rate based on three-month LIBOR. The underlying hedged instruments are specific tranches of LIBOR based revolving credit and term loan borrowings under the Company's Revolving Credit Agreement. The Company will test effectiveness of the swaps on a quarterly basis using the "change in fair value" method prescribed by SFAS 133. Each period, the fair value of the interest rate swap agreements will be recorded on the balance sheet. The effective portion of the swap agreements will be deferred in accumulated other comprehensive income until the hedged transaction occurs and is recognized in income. The ineffective portion of the swap agreements will be recognized in income immediately.

Reclassifications: Certain amounts in the prior period financial statements
------------------
have been reclassified to conform to the current financial statement presentation.

NOTE C -- INVENTORIES

Inventories consist of the following:
  ($ in thousands)
                                          September 30, 2001   December 31, 2000
                                              (Unaudited)
                                            --------------       ------------

    Finished goods                            $  76,799            $  87,484
    Work-in-process                              12,705               20,498
    Raw materials and operating supplies         32,527               30,761
                                              ---------            ---------
                                              $ 122,031            $ 138,743
                                              ---------            ---------

AmeriSteel Corporation & subsidiary
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS - (CONTINUED)

NOTE D -- BORROWINGS

Long-term borrowings consist of the following:
   ($ in thousands)
                                        September 30, 2001  December 31, 2000
                                            (Unaudited)
                                          --------------      -------------

      Term Loan                             $   100,000         $  100,000
      Revolving Credit Agreement                 25,500             96,000
      Industrial Revenue Bonds                   33,195             33,195
      Subsidiary Debt                             3,935                  -
      TVA Loan                                    1,061              1,211
      Capital Lease                                 150                220
                                            -----------         ----------
         Total Borrowings                       163,841            230,626
      Less Current Maturities                    25,572              6,567
                                            -----------         ----------
         Total long-term borrowings         $   138,269         $  224,059
                                            -----------         ----------

The Company's primary financial obligation outstanding as of September 30, 2001 was a $285 million credit facility (the "Revolving Credit Agreement") that includes a $100 million term loan that amortizes at the rate of 25% per year beginning December 2001 and a $185 million revolving loan. It is collateralized by first priority security interests in substantially all accounts receivable and inventory of the Company as well as a lien on the Company's Charlotte Mill property, plant and equipment. Loans under the Revolving Credit Agreement bear interest at a per annum rate equal to one of several rate options (LIBOR, Fed Funds, or Prime Rate) based on the facility chosen at the time of borrowing plus an applicable margin determined by tests of performance from time to time. The rate options for the tranches being hedged are always the same. The effective interest rate on the Revolving Credit Agreement at September 30, 2001 was approximately 6.3%.

Subsidiary Debt represents a bank loan of majority owned AmeriSteel Bright Bar secured by machinery and equipment. The loan matures in 2011 with amortization payments that began in July 2001. The loan currently bears interest at the rate of approximately 8.5% per year with the rate scheduled to reset June 2002 and every three years thereafter based on prime plus 1%. The Company is a guarantor of the loan.

NOTE E -- ENVIRONMENTAL MATTERS

As the Company is involved in the manufacture of steel, it produces and uses certain substances that may pose environmental hazards. The principal hazardous waste generated by current and past operations is EC dust, a residual from the production of steel in electric arc furnaces. Environmental legislation and regulation at both the federal and state level over EC dust is subject to change, which may change the cost of compliance. While EC dust is generated in current production processes, such EC dust is being collected, handled and disposed of in a manner that management believes meets all current federal and state environmental regulations. The costs of collection and disposal of EC dust are being expensed as operating costs when incurred. In addition, the Company has handled and disposed of EC dust in other manners in previous years, and is responsible for the remediation of certain sites where such EC dust was generated and/or disposed.

In April 2001, the Company was notified by the United States Environmental Protection Agency (the "EPA") of an investigation that may identify the Company as a potential responsible party in a Superfund Site in Pelham, Georgia. The Pelham site was a fertilizer manufacturer in operation from 1910 through 1992, lastly operated by Stoller Chemical Company, a now bankrupt ___ corporation. ___ The Company objects to its inclusion in the investigation, as there is no record of shipments of EC dust to the site, nor other hazardous waste

AMERISTEEL CORPORATION & SUBSIDIARY
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS - (CONTINUED)

under investigation. Consequently, the Company contests any liability for cleanup of the site and therefore has not recorded any liability. Should the EPA determine otherwise, the Company does not believe it will have a material adverse effect on the Company.

In July 2001, a small amount of cesium, a radioactive source, was received from suppliers among scrap material and accidentally melted in the Company's Jacksonville mill furnace. Appropriate regulatory agencies were immediately notified and the contaminated material and equipment were confined. No injuries were reported and the environment was not put at risk due to alarms and procedures in place at the time. Melt shop activities at the Jacksonville mill were immediately halted pending cleanup of contaminated material and equipment. Melt shop operations resumed in early August and cleanup is largely completed. The Company is currently evaluating material disposal alternatives. The incident is an insured loss and therefore the Company does not anticipate a material impact to its financial position or results of operations.

In general, the Company's estimate of remediation costs is based on its review of each site and the nature of the anticipated remediation activities to be undertaken. The Company's process for estimating such remediation costs includes determining for each site the expected remediation methods, and the estimated cost for each step of the remediation. In all such determinations, the Company employs outside consultants and providers of such remedial services to assist in making such determinations. Although the ultimate costs associated with the remediation are not known precisely, the Company estimated the total remaining costs to be approximately $2.0 million with these costs recorded as a liability at September 30, 2001, of which the Company expects to pay approximately $1.4 million within one year.

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

NOTE F - SUBSEQUENT EVENTS

On October 22, 2001, the International Trade Commission, pursuant to President Bush's initiated Section 201 Trade Case, in a unanimous vote, found that steel imports of merchant and rebar products have damaged the domestic steel industry. The ITC will propose remedies to the President by December 19, 2001 after which the President may act to impose those remedies, impose alternative actions, or not take any action. The Company is party to the Section 201 Trade Case.

On October 16, 2001, the Company repurchased at fair value the remaining shares of common stock (384,614 shares) and preferred stock (1,000,000 shares) that had been issued to a Gerdau subsidiary earlier in the year.

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

Results of Operations (unaudited)                            Nine Months Ended               Three Months Ended
----------------------------------
     (in thousands, except per share data)                     September 30,                   September 30,
                                                           2001            2000             2001            2000

                                                       (unaudited)      (unaudited)     (unaudited)     (unaudited)
                                                        -----------     -----------     -----------     -----------
Net sales                                                 $ 501,848       $ 527,417       $ 168,656       $ 171,932
      Cost of sales                                         424,178         445,296         139,704         150,698
      Cost of sales as percent of net sales                    84.5%           84.4%           82.8%           87.6%
      Selling and administrative                             26,017          27,041           9,210           8,835
      Depreciation                                           20,784          19,393           6,994           6,526
      Amortization of goodwill                                3,429           3,332           1,159           1,111
      Other operating (income) expense                         (308)          2,737             358           2,987
                                                          ---------       ---------       ---------       ---------
                                                            474,100         497,799         157,425         170,157
                                                          ---------       ---------       ---------       ---------
Income from operations                                       27,748          29,618          11,231           1,775
      Interest expense                                        9,515          10,249           2,754           3,750
      Amortization of deferred finance costs                    333             596             111             288
                                                          ---------       ---------       ---------       ---------
      Income (loss) before income taxes                      17,900          18,773           8,366          (2,263)
      Income tax provision (benefit)                          8,523           8,841           3,810            (461)
                                                          ---------       ---------       ---------       ---------
      Net income (loss)                                   $   9,377       $   9,932       $   4,556       $  (1,802)
                                                          ---------       ---------       ---------       ---------
EPS - Basic                                               $     .81       $     .96       $     .40       $    (.17)
EPS  - Diluted                                            $     .81       $     .95       $     .40       $    (.17)
EBITDA - adjusted                                         $  52,113       $  52,614       $  19,413       $   9,621
EBITDA margin                                                  10.4%           10.0%           11.5%            5.6%
Capital expenditures                                         16,655          35,325           4,709          12,620
Ratio of EBITDA to interest expense                             5.5x            5.1x            7.0x            2.6x
EBITDA - adjusted (ttm)                                   $  62,298       $  62,963
Ratio of total debt to EBITDA (ttm)                            2.72x           3.72x
Shipped Tons Mill finished goods (in thousands)
-----------------------------------------------
      Stock rebar                                               533             505             158             174
      Merchant bar                                              467             471             163             144
      Rods                                                       77              90              28              35
                                                          ---------       ---------       ---------       ---------
          Subtotal mill finished goods                        1,077           1,066             349             353
Fabricated rebar                                                377             371             132             128
Billets                                                          21              41               4              17
                                                          ---------       ---------       ---------       ---------
          Total shipped tons                                  1,475           1,478             485             498
                                                          =========       =========       =========       =========

Average Selling Prices ($ Per Ton)
----------------------------------
Mill finished goods
      Stock rebar                                         $     274       $     277       $     281       $     271
      Merchant bar                                              291             336             291             308
      Rods                                                      288             293             289             293
                                                          ---------       ---------       ---------       ---------
          Average mill finished goods                           282             304             286             287
Fabricated rebar                                                426             439             425             437
Billets                                                         202             219             207             221
      Average mill finished goods prices (per ton)        $     282       $     304       $     286       $     287
      Average yielded scrap cost (per ton)                       90             111              94             101
                                                          ---------       ---------       ---------       ---------
      Average metal spread (per ton)                      $     192       $     193       $     192       $     186
                                                          =========       =========       =========       =========
      Average mill conversion costs (per ton)             $     127       $     126       $     128       $     131
                                                          =========       =========       =========       =========

Net Sales: For the three and nine month periods ended September 30, 2001 shipped
---------
tons volumes remained relatively flat compared to the same prior year periods. Due to market demand, product mix did change in the three months ended September 30, 2001 compared with the same prior year period as declines in rebar shipments were offset by increased merchant bar shipments. For the nine months ended September 30, 2001, average selling prices were down in all products compared to the same prior year period, however these were offset due to lower scrap costs. For the three months ended September 30, 2001, rebar price increases were largely offset by declines in merchant bar pricing from the same prior year period. However, subsequent to September 30, 2001, rebar prices have softened as imports of rebar continue to flood the market. The Company is participating in and supports recent efforts to control the importation of steel at unfair subsidized pricing. These efforts include seeking relief through the International Trade Commission through Section 201of the Trade Act of 1974.

Cost of Sales: Yielded scrap costs, which comprise approximately 33% of the
-------------
Company's cost of sales, averaged $90 per ton and $94 per ton in the nine months and three months ended September 30, 2001, respectively. Scrap prices have risen in the three months ended September 30, 2001 from the immediately preceding quarter, however are still down 7% from the three months ended September 30, 2000. The low prices reflect a combination of factors, including a strong dollar that restricts exporting scrap and low steel prices in the U.S. In the three months ended September 30, 2001, mill conversion costs declined from $131 per ton to $128 per ton compared to the same period last year due primarily to lower energy costs and lower outside maintenance expenses.

Selling and Administrative: Selling and administrative expenses for the three
--------------------------
months ended September 30, 2001 were approximately $375 thousand higher than the same period last year due primarily to payroll incentives and outside professional fees. For the nine months ended September 30, 2001, selling and administrative expenses were approximately $1.0 million lower than the same period last year due primarily to lower payroll incentives.

Other Operating (Income) Expense: Other operating expense in the quarter ended
--------------------------------
September 30, 2001 relates to the insurance deductible associated with the cesium melt at the Jacksonville mill in July 2001. Other operating income for the nine months ended September 30, 2001 relates to prior years tax refunds less the insurance deductible. Other operating expense in the nine months ended September 30, 2000 relates to startup costs relating to the Knoxville meltshop partially offset by receipts from settlements with electrode suppliers for price fixing violations.

Interest Expense: Interest expense decreased in the three and nine months ended
----------------
September 30, 2001 from the same period in the prior year due to lower interest rates and lower outstanding debt.

Liquidity and Capital Resources
-------------------------------

Net cash provided by operating activities for the nine months ended September 30, 2001 was $75.0 million compared to $14.0 million for the same period in the prior year due to lower inventories and improved working capital management. Inventories have declined to more historical levels relative to sales after peaking in the middle of calendar year 2000 when sales demand was relatively weak. In the nine months ended September 30, 2001, the Company spent a combined $26.1 million related to capital projects, compared to $35.3 million in the same prior year period.

In February 2001, the Company sold approximately $15 million of common stock and in March 2001, sold approximately $10 million of newly authorized Series A preferred stock, in each case to a subsidiary of Gerdau. The funds received were used for working capital purposes, for the reduction of debt, and for the acquisition of American Bright Bar. The Company bought back at fair value $5 million in June 2001 and $5 million in July 2001 of the common stock sold in February 2001. In October 2001, the Company bought back at fair value the remaining shares issued in February and March 2001.

The Company believes that amounts available from operating cash flows and funds available through its Revolving Credit Agreement will be sufficient to meet its expected cash needs and planned capital expenditures for the foreseeable future. The Company continues to comply with all of the covenants of its loan agreements.

ITEM 3.   QUANTITATIVE & QUALITATIVE DISCLOSURES ABOUT MARKET RISK

The interest rates charged on the Company's debt are predominantly variable, the majority of which is based on LIBOR (London Interbank Offered Rate). The Company recently hedged $55 million of its debt via interest rate swaps that in effect result in a fixed interest rate on $55 million for a period of four to five years. As a result, the Company has reduced its exposure to fluctuations in interest rates with the result being that approximately 66% of the Company's debt is subject to changes in interest expense due to fluctuations of interest rates in the markets.


                         PART II -- OTHER INFORMATION

ITEM 6.   EXHIBITS AND REPORTS ON FORM 8-K

          (a) The following documents are filed as exhibits to this Quarterly Report on Form 10-Q:

              Exhibit 10.1 -- Fourth Amendment to AmeriSteel Strategic Value Added Executive Short-Term Incentive Plan

          (b) Reports on Form 8-K:

              None.

                                  SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

                         AmeriSteel Corporation


Date: November 5, 2001    /s/ Phillip E. Casey
                         -------------------------------------------------------
                         Phillip E. Casey, President and Chief Executive Officer


Date: November 5, 2001    /s/ Tom J. Landa
                         -------------------------------------------------------
                         Tom J. Landa, Vice President, Chief Financial Officer
                          and Secretary
                         (Principal Financial Officer and Principal Accounting
                          Officer);
                         Director