Form 10-K405
period 2001-12-31
AMERISTEEL CORP
filed 2002-03-21
CIK 37661

                       SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549

                                    FORM 10-K

                ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF
                       THE SECURITIES EXCHANGE ACT OF 1934
                   For the Fiscal Year Ended December 31, 2001
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

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months, and (2) has been subject to such filing requirements for the past 90 days. Yes [X] No[ ]

Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K. [X]

State the aggregate market value of the stock held by non-affiliates of the registrant: $8,384,145 as of February 28, 2002.

Indicate the number of shares outstanding of each of the registrant's classes of common equity, as of the latest practicable date:

Common Stock, par value $.01 per share - 10,338,402 as of February 28, 2002.

Documents incorporated by reference: Parts of Information Statement to be submitted to shareholders prior to April 30, 2002 are incorporated by reference in Part III of this Form 10-K.

                                     PART 1
                                     ------

                                ITEM 1. BUSINESS

     During calendar 2001, AmeriSteel Corporation (the "Company") operated four non-union minimills located in the southeastern U.S. that produce steel concrete reinforcing bars ("rebar"), light structural shapes such as rounds, squares, flats, angles and channels ("merchant bars") and, to a lesser extent, wire rod ("rods") and billets (which are semi-finished steel products). The Company also operated 18 rebar fabricating and coating plants that serve the southeastern and mid-atlantic markets that are in close proximity to its mills. Additionally, the Company operated two rail spike manufacturing facilities in Paragould, Arkansas and Lancaster, South Carolina, and a wire mesh and collated nail manufacturing facility in New Orleans, Louisiana.

     The Company was successful in its strategy to grow the business in 2001 by acquiring a value added downstream business and a minimill that expands the Company's product offerings. In April 2001, the Company acquired AmeriSteel Bright Bar ("ABB") in Orrville, Ohio, a producer of cold drawn flat bar. On December 28, 2001, the Company acquired the assets of the Cartersville, Georgia mill from Birmingham Steel Corporation and as a result will add structural products and expanded merchant bars to its product list in 2002.

     During calendar 2001, approximately 52% of the Company's mill rebar production was sold directly to distributors and independent fabricating companies in stock lengths and sizes. The remaining 48% of the rebar produced by the mills was transferred to the Company's fabricating plants where value is added by cutting and bending the rebar to meet strict engineering, architectural and other end-product specifications. Merchant bars and rods generally are sold to steel service centers, original equipment manufacturers and fabricators in stock lengths and sizes.

     The Company's minimills are located in Jacksonville, Florida, Charlotte, North Carolina, Jackson and Knoxville, Tennessee, and Cartersville, Georgia. Minimills are steel mills that use electric arc furnaces to melt steel scrap and cast the resulting molten steel into long strands called billets in a continuous casting process. The billets are typically transferred to a rolling mill where they are reheated, passed through roughing mills for size reduction and then rolled into rebar, merchant bars or rods. These products emerge from the rolling mill and are uniformly cooled on a cooling bed. Most merchant products then pass through automated straightening and stacking equipment. Rebar and merchant products are neatly bundled prior to shipment to customers by rail or truck.

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

     The domestic minimill steel industry, and international steel industry in general, currently has excess production capacity. This excess capacity has resulted in competitive product pricing and cyclical pressures on industry profit margins. The high fixed costs of operating a minimill encourage mill operators to maintain high levels of output even during periods of reduced demand, which exacerbates the pressures on profit margins. In this environment, efficient production and cost controls are important to domestic minimill steel producers. International overcapacity, weak foreign economies, and a strong U.S. dollar have also resulted in record levels of subsidized dumped imports, a majority of which are being sold at prices far below production and export costs of the originating producers.

     The Company is organized into two primary business segments: (a) Mill Operations and (b) Steel Fabrication. For financial information concerning segments, see "Note L to December 31, 2001 Consolidated Financial
Statements--Segment Information."

     The predecessor of the Company was formed in 1937 as a rebar fabricator. In 1956, it merged with five steel fabricators in Florida to form Florida Steel Corporation, which then commenced construction of its first minimill in Tampa, Florida. In 1996, the Company changed its name to AmeriSteel Corporation. Since September 2000, Brazilian steel manufacturer, Gerdau S.A. ("Gerdau") through one of Gerdau's subsidiaries, Gerdau U.S.A., Inc. ("GUSA") has owned 100% of FLS Holdings, Inc. (the "Holding Company" or "FLS"), whose only business is to own AmeriSteel common stock. As a result, Gerdau is the majority owner of AmeriSteel with an indirect controlling interest of approximately 87%. An institutional investor owns approximately 4% of the common stock of the Company. The remaining 9% of the Company's common stock is owned by executives and other employees.

     In March 2000, the Company's Board of Directors approved changing the year end of the Company from March 31 to December 31 effective for the period ending December 31, 2000.

Products

     The following table shows the percentage of the Company's net sales derived from each product category in the relevant time period:

                       Year Ended     Nine Months Ended   Year Ended
                      December 31,       December 31,      March 31,
                          2001              2000             2000
                      ------------    -----------------   ----------
Fabricated Rebar           34%               33%             31%
Stock Rebar                29                28              25
Merchant Bars              29                28              33
Rods                        3                 3               3
Billets and other           5                 8               8
                          ---               ---             ---
                          100%              100%            100%
                          ---               ---             ---

     The Company has invested over $145 million in mill modernization and other projects in the past five calendar years, much of which has been spent on increasing merchant bar production capacity which generally command higher margins. However, recent market disruptions caused primarily by inappropriately priced dumped imports, both for rebar and merchant bars, has resulted in the Company shifting its production away from merchant bar products. The Company sold a record 1,184,000 tons of rebar in 2001 while merchant shipments declined to a four year low of 596,000 tons.

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

Merchant Bars and Structural Products

     The Company produces merchant bars primarily at its minimills in Jackson and Charlotte, and in 2002 will begin producing larger (3 inches and greater) merchant and structural sizes in Cartersville. Merchant bars consist of rounds, squares, flats, angles and channels. Merchant bars and structural products are generally sold to steel service centers, and manufacturers who fabricate the steel to meet engineering or end-product specifications. Merchant bars are used to manufacture a wide variety of products, including gratings, transmission towers, floor and roof joists, safety walkways, ornamental furniture, stair railings and farm equipment. Structural products are used in a wide variety of manufacturing including housing beams, trailers, structural support for buildings and other construction purposes.

     Merchant bar and structural products typically require more specialized processing and handling than rebar, including straightening, stacking and specialized bundling. Because of the greater variety of shapes and sizes, merchant bars and structural products typically are produced in shorter production runs, necessitating more frequent changeovers in rolling mill equipment. Merchant bar products and structural products generally command higher prices and produce higher profit margins than rebar. Structural products produced at Cartersville will add to the Company's product mix to better serve its customers.

     ABB purchases flat bars from the Company's Jackson mill or a Gerdau affiliate, Courtice Steel, and processes it by cold drawing the bar to enhance its physical characteristics. ABB currently produces 50 sizes of cold drawn flat bar which are then sold to third party service centers.

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

     Principal customers of the Company include steel distributors, steel service centers, rebar fabricators, other metal fabricators and manufacturers, railroads, building material dealers and contractors. Its fabricated rebar products are sold to contractors performing work for residential and nonresidential building, road, bridge, public works, utility and other miscellaneous construction. The Company's business is not dependent upon any single customer. The Company's customer base is fairly stable from year to year, and during calendar 2001 no one customer accounted for more than 3.7% of net sales and the five largest customers accounted for approximately 13.4% of net sales. The Company's credit terms to customers are generally determined based on market conditions. The Company, however, generally does not offer extended (more than 30 days) payment terms to customers. The Company's business is seasonal, with orders in the June and September quarters tending to be stronger than the March and December quarters due primarily to weather related slowdowns in construction activity.

     Fabricated rebar sales personnel are located at the Company's fabricating facilities where engineering service representatives provide technical and sales support. Fabricated rebar is generally produced in response to specific customer orders. The amount of sales order backlog pertaining to fabrication contracts was approximately 326,000 tons at December 31, 2001. The high level of backlog reflects the overall strength of the U.S. construction industry in the past few years and the long-term nature of the projects. The Company expects the majority of the December 31, 2001 backlog to be filled within the first three quarters of 2002 while new backlog is generated.

     Despite the commodity characteristics of the stock rebar and merchant bar markets, the Company believes that it distinguishes itself from its competitors to some extent due to its product quality, its consistent delivery record, its capacity to service large orders, and its ability to fill most orders quickly from inventory. Moreover, although construction and infrastructure projects are generally nonrecurring in nature, the steel fabricators, distributors and service centers that supply many of these projects tend to be long-time customers of the Company. The Company believes that its reputation for quality products and service is among the highest in the industry.

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

     Despite the high costs of freight discussed above, the Company has experienced significant and unfair competition from foreign finished steel bar producers during the past several years, with foreign imports within the past two years being significantly higher than historical levels. Due to unfavorable foreign economic conditions and excess capacity, imports of steel bar products to the U.S. market continued to occur at unusually high levels and at prices below their production and export costs, both of which have had a negative effect on domestic prices. Despite favorable anti-dumping rulings earlier in the year by the Department of Commerce, imports continued at very high levels. The Company is participating in and supports recent efforts to control the importation of steel at unfair subsidized pricing. These efforts include seeking relief through Section 201 of the Trade Act of 1974. In September 2002, the International Trade Commission unanimously found steel imports to be injurious to the domestic steel industry and sent proposed remedies to President Bush in December 2001. On March 6, 2002, President Bush implemented remedies that include tariffs of 15% on rebar and 30% on merchant bar imports effective March 20, 2002. The tariffs are imposed for three years and decline from 15% to 12% in the second year and 9% in the third year for rebar, and for merchant bar imports decline to 24% in the second year and 18% in the third year. The Company is grateful to the President for his actions on behalf of a beleaguered steel industry and is hopeful that prices for its products will rebound to more normalized levels.

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

Merchant Bar and Structural Products

     The Company's primary marketing area for merchant bars and now structural products encompasses the southeastern and midwestern U.S. The Company's merchant bar sales represented approximately 29% of the Company's total tons shipped in 2001. The market for merchant bars is very competitive, with price being the primary competitive factor. In the last several years, the Company has upgraded its rolling mills to increase the Company's ability to shift production from rebar to merchant bar as market conditions allow.

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

Raw Materials and Energy Costs

     Steel scrap is the Company's primary raw material and comprised approximately 30% of the Company's cost of sales. The relatively simple metallurgical requirements of the Company's products enable the Company to use low quality, and thus lower cost, steel scrap. Various domestic and foreign firms supply other important raw materials or operating supplies required for the Company's business, including refractories, ferroalloys and carbon electrodes. The Company has historically obtained adequate quantities of such raw materials and supplies to permit efficient mill operations.

     Electricity and natural gas represented approximately 13% and 9%, respectively, of the Company's mill conversion costs. Access to attractively priced electric power and natural gas can be an important competitive cost advantage to a minimill. The Company purchases its power from its utilities under interruptible service contracts. Under such contracts, the utilities provide service at substantially less than firm tariff rates in return for the right to curtail power deliveries during peak demand periods. Such interruptions usually occur with sufficient notice to allow the Company to curtail production in an orderly manner. Since deregulation of the natural gas industry, natural gas requirements have generally been provided through purchase of well-head gas delivered via the interstate pipeline system and local distribution companies. Open access to competitively priced supply of natural gas enables the Company to secure adequate supplies at competitive prices. Although deregulation of both natural gas and wholesale electricity afford opportunities for lower costs resulting from competitive market forces, pricing for both of these energy sources have become more volatile in the recent past and may continue to be.

Employees

     As of December 31, 2001, the Company had 2,224 employees, excluding approximately 227 hired for the Cartersville mill operation in January 2002, none of whom are covered by a collective bargaining agreement. The Company believes that its relations with its employees are good. The Company has been, and continues to be, proactive in establishing and maintaining a climate of good employee relations with its employees. Ongoing initiatives include organizational development skills training, team building programs, opportunities for participation in employee involvement teams, and an "open book" system of management. The Company believes high employee involvement is a key factor in the success of the Company's operations. The Company's compensation program is designed to make the Company's employees' financial interest congruous with those of the Company's shareholders.

Environmental Regulation

     See "Management's Discussion and Analysis of Financial Condition and Results of Operations --Compliance with Environmental Laws and Regulations" and "Note I to December 31, 2001 Consolidated Financial Statements--Environmental Matters" for a discussion of the Company's cleanup liabilities with state and federal regulators regarding the investigation and/or cleanup of certain sites.

                               ITEM 2. PROPERTIES

Production and Facilities

     The Company operates its minimills so that inventory levels are maintained within targeted ranges. While it is normally advantageous to run the mills at full production levels to achieve the lowest per unit costs, producing to targeted inventory levels balances production with marketing and gives management flexibility to operate to limit maintenance delays and other downtime. This approach also results in better working capital management.

     The following table sets forth certain information regarding the Company's five minimills, including the current estimated annual production capacity and actual production of the minimills in thousands of tons. Billets produced in the melting process in excess of rolling needs are often sold to third parties.
Note: annual rolling capacities are estimates based on expected product mix, and actual utilization may vary significantly due to changes in customer requirements, sizes, grades and types of products rolled, and production efficiencies. Decreased utilization at the mills is a response to poor market conditions as a result of dumped foreign steel imports.

                                            Year Ended                              Year Ended
                                 Approx.   December 31,                  Approx.   December 31,
                                 Annual        2001         Capacity     Annual        2001        Capacity
                     Start-up   Melting      Melting      Utilization   Rolling       Rolling     Utilization
Location               Date     Capacity    Production    Percentage    Capacity    Production    Percentage
--------             --------   --------   ------------   -----------   --------   ------------   -----------
Charlotte, NC         1961         480         358            75%          360          335           93%
Jackson, TN           1981         670         508            76           600          459           77
Jacksonville, FL      1976         650         557            86           625          581           93
Knoxville, TN         1987(1)      500         427            85           480          433           90
Cartersville, GA      2002(2)      500           0           n/a           320            0          n/a
                                 -----       -----                       -----        -----
         Total (3)               2,800       1,850            80%        2,385        1,808           88%
                                 =====       =====                       =====        =====

(1)  Purchase Date
(2)  Acquired December 28, 2001
(3)  Utilization % excludes Cartersville

     Operations at Cartersville have recently begun under AmeriSteel management with no operations in 2001. The Company anticipates production at Cartersville will grow gradually as new markets are penetrated and shipments increase. Cartersville production levels are currently running at less than 50% of design capacity, resulting in lower staffing requirements.

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

Cartersville Minimill

     AmeriSteel acquired the Cartersville, Georgia facility in December 2001. The facility has a melt shop with a 24 foot, 140 ton Demag AC electric arc furnace and Demag 6-strand billet caster. In addition to a wide range of merchant bars, the mill produces structural products which expands AmeriSteel's product offerings to its customers.

Fabrication

     The Company believes that it operates the largest rebar fabricating group in the U.S. The Company's network consists of 16 rebar fabricating, one rebar coating plant, and one combiined fabricating and coating plant, all located throughout the southeastern and northeastern U.S. The facilities are interconnected via satellite for the immediate transfer of customer engineering and production information utilized in its computer assisted design detailing programs. The fabricating plants are a downstream operation of the Company, purchasing the majority of its rebar from the Company's minimills, primarily Knoxville, Jacksonville and Charlotte.

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

     Fabricated rebar is produced by cutting and bending stock rebar to meet engineering, architectural and other end-product specifications. The fabrication division currently employs about 838 employees. The following table shows the fabricating plant locations and approximate annual capacity:

                                                        Capacity
        Fabricating Plant                               (in Tons)
        -----------------                               --------
        Plant City, FL (Tampa)                           40,000
        Jacksonville, FL                                 35,000
        Ft. Lauderdale, FL                               40,000
        Orlando, FL                                      15,000
        Charlotte, NC                                    35,000
        Raleigh, NC                                      30,000
        Duluth, GA (Atlanta)                             40,000
        Aiken, SC                                        15,000
        Knoxville, TN                                    40,000
        Nashville, TN                                    30,000
        Collierville, TN (Memphis)                       20,000
        Louisville, KY                                   25,000
        St. Albans, WV (1)                               25,000
        York, PA                                         55,000
        Baltimore, MD                                    30,000
        Wilmington, DE (1)                               20,000
        Sayreville, NJ                                   20,000
                                                        -------
        Total                                           515,000
                                                        =======

     In addition to the above fabricating capacity, the Company has epoxy coating plants in Knoxville, TN and Milton, PA with combined annual coating capacity of approximately 65,000 tons.

     (1) In January 2002, the Company announced plans to close its fabricating plants in St. Albans, WV. and Wilmington, DE. The Company anticipates that it can service those customers effected through other plants in close proximity.

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

     The ABB plant in Orrville, Ohio is a 42,000 square foot facility equipped with a production line designed to cold draw up to 30,000 tons per year of merchant bars. Raw material is procured from the Company's Jackson, Tennessee mill and from a Gerdau affiliate, Courtice Steel in Cambridge, Ontario.

     The Company's corporate offices are located in Tampa, Florida and are comprised of approximately 37,000 square feet of leased office space.

     The Company owns its five mills and 13 of its 18 rebar fabricating facilities, and leases the five other fabricating facilities. The following table shows the facilities for the other operations described above, which are currently owned or operated by the Company:

LOCATION                   USE                             ACREAGE   FLOOR SPACE
--------                   ---                             -------   -----------
Tampa, FL (Owned)          Closed minimill                  ~50.0
Indiantown, FL (Owned)     Closed minimill                  151.5    130,340 sq. ft.
New Orleans, LA (Leased)   Wire fabric and nail facility      5.0    120,000 sq. ft.
Lancaster, SC (Owned)      Rail spike facility               41.0     52,000 sq. ft.
Paragould, AR (Owned)      Rail spike facility                7.7     23,000 sq. ft.
Orrville, OH (Leased)      Cold drawn facility                6.5     42,000 sq. ft.

                            ITEM 3. LEGAL PROCEEDINGS

     There are no material pending legal proceedings, other than routine litigation incidental to the Company's business, to which the Company is a party or in which any of its property is the subject, and no such proceedings are known to be contemplated.

           ITEM 4. SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

     Not applicable.

              ADDITIONAL ITEM. EXECUTIVE OFFICERS OF THE REGISTRANT

     The following table sets forth certain information regarding the Company's executive officers:

Name                  Age            Position
----                  ---            --------
Phillip E. Casey      59    President, Chief Executive Officer
                            and Director

Michael Mueller       54    Group Vice President, Steel Mill
                            Operations

Tom J. Landa          50    Vice President, Chief Financial Officer,
                            Secretary and Director

J. Neal McCullohs     45    Vice President, Fabricated Reinforcing Steel

Robert P. Muhlhan     51    Vice President, Material Procurement

James S. Rogers, II   54    Vice President, Human Resources

Andre Beaudry         43    Vice President, Mill Product Sales

James F. Oliver       55    Vice President, Strategic Development

     Phillip E. Casey has been Chief Executive Officer and a director since June 1994 and President since September 1999. Mr. Casey was Chairman of the Board of AmeriSteel from June 1994 until September 1999.

     Michael Mueller has been Group Vice President, Steel Mill Operations, since April 2001. Prior to this, Mr. Mueller served as President and CEO of Auburn Steel from September 1998. Mr. Mueller previously worked for AmeriSteel as Vice President, General Manager from October 1997 through September 1998. Prior to 1997, Mr. Mueller served as a Vice President for Birmingham Steel Corporation for three years. Mr. Mueller has over 32 years of steel industry experience

     Tom J. Landa has been Chief Financial Officer, Vice President and Secretary of the Company since April 1995. Mr. Landa was elected a director of the Company in March 1997. Before joining the Company, Mr. Landa spent over 19 years in various financial management positions with Exxon Corporation and its affiliates worldwide.

     J. Neal McCullohs has been Group Vice President, Fabricated Reinforcing Steel since October 2001 and was Vice President, Mill Product Sales from August 1995 through September 2001. Mr. McCullohs joined the Company in 1978 and has held various sales and operations management positions with the Company.

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

     Andre Beaudry has been Vice President, Mill Product Sales, since joining the Company in September 2001. Prior to this, Mr. Beaudry was employed by Gerdau Courtice Steel of Cambridge, Ontario, Canada since being hired as V.P. Sales & Marketing in 1991. He served as President from April 1998 through September 2001. Mr. Beaudry has over 20 years experience in the steel industry.

     James F. Oliver is Vice President, Strategic Development since February 2001. Prior to this, Mr. Oliver was Vice President of AmeriSteel's Knoxville Mill since joining the Company in 1989. Prior to this, Mr. Oliver spent 22 years with C.F. & I. Steel Corporation of Pueblo, Colorado.

     Officers are appointed annually by the Board of Directors.

                                     PART II
                                     -------

ITEM 5. MARKET FOR REGISTRANT'S COMMON STOCK AND RELATED STOCKHOLDER MATTERS

     The authorized capital stock of the Company under its Articles of Incorporation is 100,000,000 shares of Common Stock, par value $.01 per share; and 10,000,000 shares of Preferred Stock, par value $.01 per share.

     As of December 31, 2001, there were 10,338,816 shares of Common Stock outstanding held of record by approximately 900 stockholders. Of such shares outstanding, 9,000,000 were held of record by FLS, which shares represented approximately 87% of the combined voting power of all Common Stock.

     No established public trading market exists for the Company's Common Stock. The Company occasionally sells and buys shares to employees at a price established annually by independent appraisal, which was $13.00 per share through December 31, 2001. The most recent appraisal established the per share value to be $17.00 which amount will be used for stock transactions in 2002.

     No dividends were declared or paid on Common Stock in the prior two years by the Company.

ITEM 6. SELECTED FINANCIAL DATA

     In March 2000, the Company's Board of Directors approved changing the year end of the Company from March 31 to December 31, effective for the period ending December 31, 2000.

     The selected statement of operations and balance sheet data for the year ended December 31, 2001, nine months ended December 31, 2000 and the years ended March 31, 2000, 1999 and 1998 are derived from the audited financial statements of the Company. The results for these periods are not necessarily indicative of the results to be expected for future periods. The following financial data for the periods presented are qualified in their entirety by reference to the more detailed Consolidated Financial Statements and Notes thereto, included elsewhere in this, and previously filed, Form 10-Ks, and should be read in conjunction with "Management's Discussion and Analysis of Financial Condition and Results of Operations."

                                                               Nine Months               Year Ended
                                                Year Ended       Ended                    March 31,
                                               December 31,   December 31,   ---------------------------------
                                                  2001            2000          2000        1999       1998
                                               ------------   ------------   ---------   ---------   ---------
                                                      (In thousands, except per share and average data)
Statement of Operations:
Net sales                                       $ 647,422      $ 503,094     $ 706,774   $ 671,476   $ 664,566
Operating expenses:
      Cost of sales                               548,996        434,153       566,579     546,101     540,422
      Selling and administrative                   35,040         24,669        39,355      35,840      27,811
      Depreciation                                 27,988         19,881        23,519      22,190      19,494
      Amortization of goodwill                      4,588          3,332         4,413       4,130       4,130
      Other operating (income) expense (1)         (1,081)         2,988         2,519         (37)         --
                                                ---------      ---------     ---------   ---------   ---------
                                                  615,531        485,023       636,385     608,224     591,857
Income from operations                             31,891         18,071        70,389      63,252      72,709
Other expenses
      Interest                                     11,782         11,489        14,199      15,655      19,775
      Amortization of deferred
       financing costs                                445            551           613         574         652
                                                ---------      ---------     ---------   ---------   ---------
                                                   12,227         12,040        14,812      16,229      20,427
Income before income taxes
      & extraordinary item                         19,664          6,031        55,577      47,023      52,282
Income taxes                                        9,692          3,746        23,922      19,950      22,000

Income before extraordinary item                    9,972          2,285        31,655      27,073      30,282
Extraordinary item, net of income tax
       benefit (2)                                     --             --        (2,325)     (2,073)         --
                                                ---------      ---------     ---------   ---------   ---------
Net income                                          9,972          2,285        29,330      25,000      30,282
Preferred stock dividend                             (523)            --            --          --          --
                                                ---------      ---------     ---------   ---------   ---------
Net income applicable to common stock           $   9,449      $   2,285     $  29,330   $  25,000   $  30,282
                                                =========      =========     =========   =========   ---------

EPS - basic applicable to common stock          $    0.87      $    0.22     $    2.80   $    2.37   $    3.00
                                                =========      =========     =========   =========   =========
EPS - diluted applicable to common stock        $    0.87      $    0.22     $    2.78   $    2.34   $    2.98
                                                =========      =========     =========   =========   =========
Cash dividends declared per common
        share outstanding                       $      --      $      --     $      --   $     .60   $     .60
                                                =========      =========     =========   =========   =========

Other Financial Data and Selected Ratios:
Adjusted EBITDA (3)                             $  66,640      $  44,076     $  99,313   $  97,620   $ 100,556
Adjusted EBITDA margin                               10.3%           8.8%         14.1%       14.5%       15.1%
Capital expenditures                               21,679         31,317        42,329      25,583   $  21,107
Ratio of adjusted EBITDA to
 interest expense (4)                                 5.5x           3.7x          6.7x        6.0x        4.9x
Ratio of total debt to adjusted EBITDA (LTM)          3.2x           3.5x          2.2x        2.0x        2.2x

Net cash provided by operating activities       $  90,639      $  20,992     $  40,903   $  62,186   $  35,489
Net cash used in investing activities             (72,052)       (30,891)      (50,819)    (24,303)    (20,264)
Net cash (used in) provided by
   financing activities                           (19,456)        13,178         9,374     (35,922)    (15,612)

                                                               Nine Months
                                                Year Ended       Ended                   Year Ended
                                               December 31,   December 31,                March 31,
                                                  2001            2000          2000        1999       1998
                                               ------------   ------------   ---------   ---------   --------
                                                      (In thousands, except per share and average data
Balance Sheet Data (end of period):
Current assets                                   $214,360       $227,654     $241,107    $203,727    $210,610
Net property, plant & equipment                   303,150        277,032      265,376     247,312     251,172
Total assets                                      603,592        591,459      595,835     545,783     562,130
Total current liabilities (excluding
 S/T borrowings)                                   84,016         67,343       85,379      75,574      80,811
Current maturities of LT borrowings                25,598          6,567       90,311       3,333       7,106
Long term borrowings                              186,344        224,059      124,668     191,418     214,465
Total liabilities                                 367,022        364,006      369,897     340,640     376,415
Shareholders' equity                              236,570        227,453      225,938     205,143     185,715

Current ratio                                         2.0x           3.1x         1.4x        2.6x        2.4x
Debt to capital ratio                                47.3%          50.3%        48.8%       48.7%       54.4%

Selected Operating Data:
Shipped tons
  Stock rebar                                         689            512          620         644         550
  Merchant bar                                        596            435          675         603         576
  Rod                                                 102             94          110         129         138
                                                 --------       --------     --------    --------    --------
  Subtotal mill finished goods                      1,387          1,041        1,405       1,376       1,264
  Fabricated rebar                                    495            373          476         354         338
  Billets                                              22             32          109         108         172
                                                 --------       --------     --------    --------    --------
  Total shipped tons                                1,904          1,446        1,990       1,838       1,774
                                                 ========       ========     ========    ========    ========
Average mill finished goods prices
  (per ton)                                      $    280       $    290     $    307    $    330    $    351
Average yielded scrap cost (per ton)                   90            103          106         115         133
Average metal spread (per ton) (5)                    190            187          201         215         218
Average mill conversion costs (per ton)               128            134          124         126         129

                                                               Nine Months
                                                Year Ended       Ended             Year Ended March 31,
                                               December 31,   December 31,   ---------------------------------
                                                  2001            2000          2000        1999       1998
                                               ------------   ------------   ---------   ---------   ---------
EBITDA                                           $ 64,466       $ 41,284     $ 98,321    $ 89,572    $  96,333
Addback:
   Deferred compensation                               76             89          262       1,072        1,005
   Loss on asset dispositions                          93            203          730       6,044          768
   Investments                                      2,005             --           --         932        2,450
   Startup costs allowed (6)                           --          2,500           --          --           --
                                                 --------       --------     --------    --------    ---------
Adjusted EBITDA                                  $ 66,640       $ 44,076     $ 99,313    $ 97,620    $ 100,556

(1) In the year ended December 31, 2001, the Company realized a gain of $2.8 million from cash settlements from graphite electrode suppliers and a prior year tax refund of $0.7 million offset by a $2.0 million loss on the sale of securities held for sale and $.4 million expense related to the melting of a small amount of cesium at the Jacksonville mill. In the nine-months ended December 31, 2000, the Company incurred startup costs of $3.0 million related to the Knoxville meltshop. In the year ended March 31, 2000, the Company recorded a non-recurring gain of $5.8 million from cash settlements from graphite electrode suppliers offset by $8.3 million in charges relating to accelerated vesting in stock appreciation rights and other charges relating to a change of control. In the year ended March 31, 1999, the Company recorded a non-recurring gain of $5.8 million from cash settlements from graphite electrode suppliers offset by a $5.9 million equipment write-down recorded for certain non-productive assets at the Company's electric arc furnace dust processing facility.
(2) In the year ended March 31, 2000, the Company incurred a charge of $2.3 million, net of income tax benefits, as a result of the put by holders of the Senior Notes due to the change of control provision in the notes. In the year ended March 31, 1999, the Company incurred a charge of $2.1 million, net of income tax benefits, as a result of redeeming $100 million of the 11.5% first mortgage notes at a premium of 1.916%.
(3) Adjusted EBITDA represents income from operations plus depreciation, amortization and non-cash deferred compensation expense and excludes gains or losses from asset sales and non-recurring charges. Adjusted EBITDA is presented because it is a financial indicator of the Company's ability to service indebtedness and a similar measure is used in the Company's debt instruments to determine compliance with certain covenants. However, adjusted EBITDA should not be considered as an alternative to income from operations or to cash flows from operating activities (as determined in accordance with generally accepted accounting principles) and should not be construed as an indication of a company's operating performance or as a measure of liquidity. EBITDA excludes extraordinary charges.
(4) Interest expense includes amortization of deferred financing costs.
(5) Average metal spread equals average mill finished goods prices minus average yielded scrap cost.
(6) Bank covenants allow $2.5 million of approximate $3.0 million related to the Knoxville melt shop startup costs to be added to arrive at Adjusted EBITDA.

AmeriSteel Corporation                             Twelve Months Ended           Three Months Ended
Summary Consolidated Financial Information      December 31,   December 31   December 31,   December 31,
(in thousands except per share data)                2001          2000           2001           2000
                                                ------------   -----------   ------------   ------------
Net Sales                                        $ 647,422     $ 676,533      $ 145,574      $ 149,116
       Cost of sales                               548,996       577,051        124,818        131,755
       Cost of sales as percent of net sales          84.8          85.3           85.7           88.4
       Selling and administrative                   35,040        34,262          9,023          7,221
       Depreciation                                 27,988        26,256          7,204          6,863
       Amortization of goodwill                      4,588         4,442          1,159          1,110
       Other operating income                       (1,081)        2,738           (773)             1
                                                 ---------     ---------      ---------      ---------
                                                   615,531       644,749        141,431        146,950
Income from operations                              31,891        31,784          4,143          2,166
       Interest                                     11,782        14,562          2,267          4,313
       Amortization of deferred finance costs          445           708            112            112
                                                 ---------     ---------      ---------      ---------
Income before income taxes                          19,664        16,514          1,764         (2,259)
Income taxes                                         9,692         8,383          1,169           (458)
                                                 ---------     ---------      ---------      ---------
Net income                                       $   9,972     $   8,131      $     595      $  (1,801)

EPS Basic applicable to common stock             $     .87     $     .78      $     .05      $    (.17)
EPS Diluted applicable to common stock                 .87           .78            .05           (.17)

EBITDA*                                          $  66,640     $  65,298      $  14,527      $  10,184
EBITDA margin                                        10.29%         9.65%          9.98%          6.83%
Capital expenditures                                21,679        42,818          5,024          7,426
Ratio of EBITDA to interest expense                   5.66x         4.48x          6.41x          2.36x

Shipped tons
------------
       Stock rebar                                     689           666            156            161
       Merchant bar                                    596           603            130            131
       Rods                                            102           117             25             28
                                                 ---------     ---------      ---------      ---------
       Subtotal mill finished goods                  1,387         1,386            311            320
Fabricated rebar                                       495           491            118            120
Billets                                                 22            43              1              2
                                                 ---------     ---------      ---------      ---------
       Total shipped tons                            1,904         1,920            430            442
                                                 =========     =========      =========      =========

Average mill finished goods prices(per ton)
-------------------------------------------
Milled finished goods
       Stock rebar                               $     273      $    273      $     269      $     263
       Merchant bar                                    289           325            282            285
       Rods                                            286           290            281            280
                                                 ---------      --------      ---------      ---------
       Average mill finished goods                     280           296            275            273
Fabricated rebar                                       425           437            422            433
Billets                                                202           218            239            197

Average mill finished goods prices (per ton)     $     280      $    296      $     275      $     273
Average yielded scrap cost (per ton)                    90           106             89             93
                                                 ---------      --------      ---------      ---------
Average metal spread (per ton)                   $     190      $    190      $     186      $     180
                                                 =========      ========      =========      =========
Average mill conversion costs (per ton)          $     128      $    130      $     130      $     144
                                                 =========      ========      =========      =========

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

                                          Year Ended       Nine Months Ended
                                         December 31,         December 31,             Year Ended March 31,
                                            2001                 2000                2000                  1999
                                      -----------------    ------------------   -----------------   ------------------
                                                            (In thousands , except percentages)
Net sales                             $ 647,422   100.0%   $ 503,094   100.0%   $ 706,774   100.0%   $ 671,476   100.0%
Cost of sales                           548,996    84.8%     434,153    86.3%     566,579    80.2%     546,101    81.3%
Selling and administrative               35,040     5.4%      24,669     4.9%      39,355     5.6%      35,840     5.3%
Depreciation                             27,988     4.3%      19,881     4.0%      23,519     3.3%      22,190     3.3%
Amortization of goodwill                  4,588      .7%       3,332      .7%       4,413      .6%       4,130      .6%
Other operating (income) expense         (1,081)    (.1)%      2,988      .5%       2,519      .3%         (37)     --
                                      ---------   -----    ---------   -----    ---------   -----    ---------   -----
Income from operations                   31,891     4.9%      18,071     3.6%      70,389    10.0%      63,252     9.4%
Interest expense                         11,782     1.8%      11,489     2.3%      14,199     2.0%      15,655     2.3%
Amortization of def'd finance costs         445      .1%         551      .1%         613      .1%         574      .1%
Income taxes                              9,692     1.5%       3,746      .7%      23,922     3.4%      19,950     3.0%
                                      ---------   -----    ---------   -----    ---------   -----    ---------   -----
Income before extraordinary item      $   9,972     1.5%   $   2,285      .5%   $  31,655     4.5%   $  27,073     4.0%
Extraordinary item net of tax                --      --           --      --       (2,325)    (.3%)     (2,073)    (.3)%
                                      ---------   -----    ---------   -----    ---------   -----    ---------   -----
Net income                            $   9,972     1.5%   $   2,285      .5%   $  29,330     4.2%   $  25,000     3.7%
                                      =========   =====    =========   =====    =========   =====    =========   =====

Year Ended December 31, 2001 Versus Nine Months Ended December 31, 2000 (Year ended December 31, 2000 shown for comparative purposes)

                            Tons Shipped (Thousands)        Average Selling Prices (Per Ton)
                         Year       Year     Nine Months     Year       Year     Nine Months
                        Ended      Ended        Ended       Ended       Ended       Ended
                       December   December     December    December   December     December
                       31, 2001   31, 2000     31, 2000    31, 2001   31, 2000    31, 2000
Mill Finished Goods:
Stock Rebar                689        666         512        $273       $273         $272
Merchant Bar               596        603         435         289        325          315
Rods                       102        118          94         286        290          286
                         -----      -----       -----        ----       ----         ----
                         1,387      1,387       1,041         280        296          290

Fabricated Rebar           495        491         373         425        437          436
Billets                     22         42          32         202        218          219
                         -----      -----       -----
         Total           1,904      1,920       1,446
                         =====      =====       =====

     NET SALES. Sales prices declined further in the year ended December 31, 2001 compared to the nine months ended December 31, 2000 primarily as a result of lower merchant bar prices due to competitive pressure and continuing high levels of imports.

     COST OF SALES. Cost of sales as a percent of sales decreased from 86.3% to 84.8% due primarily to lower yielded scrap costs for the year ended December 31, 2001 compared to the nine months ended December 31, 2000. Conversion costs also declined as a result of improved production levels and lower utility costs.

     SELLING AND ADMINISTRATIVE. Selling and administrative expenses as a percentage of revenue for the year ended December 31, 2001 increased from the nine months ended December 31, 2000 period due to increased incentive based payroll partially offset by lower outside service fees relating to environmental issues.

     DEPRECIATION. Depreciation increased due to capital improvement expenditures at all four mills during the last several years, including the placing in service of the $34.5 million modernization of the Knoxville melt shop in July 2000.

     OTHER OPERATING EXPENSES. Other operating expenses in the year ended December 31, 2001 consists of a non-recurring net gain of $2.8 million from cash settlements from graphite electrode suppliers and a prior year tax refund of $0.7 million offset by a charge of $2.0 million relating to a loss on investment. Other operating expenses in the nine months ended December 31, 2000 consist of startup costs associated with the modernization of the Knoxville melt shop.

     INCOME TAXES. The Company's effective federal and state income tax rate was 40% for both the year ended December 31, 2001 and the nine months ended December 31, 2000, excluding goodwill amortization which is not deductible for income tax purposes.

Nine Months Ended December 31, 2000 Versus Twelve Months Ended March 31, 2000 (Nine months ended December 31, 1999 shown for comparative purposes)

                           Tons Shipped (Thousands)     Average Selling Prices (Per Ton)
                         Nine       Nine      Twelve       Nine       Nine      Twelve
                        Months     Months     Months      Months     Months     Months
                        Ended      Ended      Ended       Ended      Ended      Ended
                       December   December    March      December   December    March
                       31, 2000   31, 1999   31, 2000    31, 2000   31, 1999   31, 2000
Mill Finished Goods:
Stock Rebar               512        465        620        $272       $281       $280
Merchant Bar              435        507        675         315        329        335
Rods                       62         51         64         286        287        291
                        -----      -----      -----        ----       ----       ----
                        1,009      1,023      1,359         290        304        307

Fabricated Rebar          373        359        476         436        449        447
Billets                    32         99        109         219        208        208
                        -----      -----      -----
         Total          1,414      1,481      1,944
                        =====      =====      =====

     NET SALES. Average mill finished goods selling prices declined, continuing a three-year trend caused by extraordinarily high levels of cheaply priced foreign imports. Lower shipments were the result of increased customer inventory levels, and therefore fewer orders, in the face of the softening U.S. economy.

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

LIQUIDITY AND CAPITAL RESOURCES

     The Company's primary financial obligation outstanding as of December 31, 2001 was a credit facility (the "Revolving Credit Agreement"). It is collateralized by first priority security interests in substantially all accounts receivable and inventory of the Company as well as a lien on the Company's Charlotte Mill property, plant and equipment. The Revolving Credit Agreement was amended in September 2000 and the total facility was increased from $150 million to $285 million, of which $100 million is a term loan that amortizes at the rate of 25% per year beginning in December 2001. The additional funds were used to repay the $90 million 364-Day Facility that was otherwise due in January 2001. The amendment also extended the duration of the loan, which now matures in September 2005. The Revolving Credit Agreement contains certain covenants including, among other restrictions, financial ratios and limitations on indebtedness, liens, investments and disposition of assets and dividends. The Company continues to be in compliance with the provisions of the Revolving Credit Agreement. Loans under the Revolving Credit Agreement bear interest at a per annum rate equal to one of several rate options (LIBOR, Fed Funds, or Prime
Rate) based on the facility chosen at the time of borrowing plus an applicable margin determined by tests of performance from time to time. The effective interest rate on the Revolving Credit Agreement at December 31, 2001 was approximately 4.2%.

     As of December 31, 2001, the Revolving Credit Agreement, including the term loan component, had approximately $174.0 million outstanding of which $38.7 million was allocated to letters of credit (most of which are being provided as credit backing for the Company's outstanding Industrial Revenue Bonds and insurance obligations). These Industrial Revenue Bonds were issued to construct facilities in Jackson, Tennessee, Charlotte, North Carolina, Jacksonville, Florida, and Plant City, Florida. The interest rates on these bonds range from 50% to 75% of the prime rate (3.35% - 3.85% at December 31, 2001.) The Industrial Revenue Bonds mature in 2003, 2015 and 2017.

     Net cash provided by operating activities for the year ended December 31, 2001 was $90.6 million compared with $21.0 million for the nine months ended ended December 31, 2000 primarily due to improved working capital levels. The Company used $21.7 million for capital expenditures, the largest project being a dust disposal baghouse at the Charlotte mill of approximately $5.3 million. The Company also used $51.2 million for the acquisition of ABB in April 2001 and the Cartersville mill in December 2001. Total borrowings were paid down during the year ended December 31, 2001, by a net amount of $18.7 million.

     The Company anticipates spending up to $40.0 million for capital expenditures in 2002.

     The Company raised $25 million in early 2001 to fund its acquisition of ABB and to avoid reaching covenant ceilings related to the Revolving Credit Agreement during a short period of time. The common and preferred stock sold to an affiliate was subsequently repurchased at fair value in several transactions through October.

     The Company paid dividends of $523 thousand to holders of Series A Preferred Stock during 2001. No Preferred Stock remains outstanding at this time.

     In order to reduce its exposure to interest rate fluctuations, the Company entered into interest rate swap agreements in August and September 2001 that are considered cash flow hedges. The interest rates swaps have a notional value of $55 million with the Company paying a fixed interest rate and receiving a variable interest rate based on three-month LIBOR. The underlying hedged instruments are specific tranches of LIBOR-based revolving credit and term loan borrowings under the Company's Revolving Credit Agreement. The Company tests effectiveness of the swaps on a quarterly basis using the "change in fair value" method prescribed by SFAS 133. Each period, the fair value of the interest rate swap agreements is recorded on the balance sheet. The effective portion of the swap agreements is recorded in accumulated other comprehensive income, a component of stockholders' equity, until the hedged transaction occurs and is recognized in income. The ineffective portion of the swap agreements is recognized in income immediately.

COMPLIANCE WITH ENVIRONMENTAL LAWS AND REGULATIONS

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

     In April 2001, the Company was notified by the United States Environmental Protection Agency (the "EPA") of an investigation that may identify the Company as one of a group of potential responsible parties (PRPs) in a Superfund Site in Pelham, Georgia. The Pelham site was a fertilizer manufacturer in operation from 1910 through 1992, last operated by Stoller Chemical Company, a now bankrupt corporation. The EPA has claimed that the group of PRPs should reimburse the $15.5 million cost to remediate the site. The Company contests any liability for cleanup of the site and therefore has not recorded any liability. Should the EPA determine otherwise, the Company does not believe it will have a material adverse effect on the Company.

     In July 2001, a small amount of cesium, a radioactive source, was received from suppliers among scrap material and accidentally melted in the Company's Jacksonville mill furnace. Appropriate regulatory agencies were immediately notified and the contaminated material and equipment were confined. No injuries were reported and the environment was not put at risk due to alarms and procedures in place at the time. Melt shop activities at the Jacksonville mill were immediately halted pending cleanup of contaminated material and equipment. Melt shop operations resumed in early August and the cleanup is complete. The Company is currently evaluating material disposal alternatives. The incident is an insured loss and therefore the Company does not anticipate a material impact to its financial position or results of operations.

     In general, the Company's estimate of remediation costs is based on its review of each site and the nature of the anticipated remediation activities to be undertaken. The Company's process for estimating such remediation costs includes determining for each site the expected remediation methods, and the estimated cost for each step of the remediation. In all such determinations, the Company employs outside consultants and providers of such remedial services to assist in making such determinations. Although the ultimate costs associated with the remediation are not known precisely, the Company estimated the total remaining costs to be approximately $2.9 million with these costs recorded as a liability at December 31, 2001, of which the Company expects to pay approximately $1.1 million within one year.

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

     See "Note I to December 31, 2001 Consolidated Financial
Statements--Environmental Matters" for further information regarding environmental matters.

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

       ITEM 7A. QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

     The interest rates charged on the Company's debt are predominantly variable, the majority of which is based on LIBOR (London Interbank Offered
Rate). The Company recently hedged $55 million of its debt via interest rate swaps that in effect result in a fixed interest rate on $55 million for a period of four to five years. As a result, the Company has reduced its exposure to fluctuations in interest rates with the result being that approximately 72% of the Company's debt is subject to changes in interest expense due to fluctuations of interest rates in the markets.

ITEM 8. FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA

AMERISTEEL CORPORATION & SUBSIDIARY
CONSOLIDATED STATEMENTS OF FINANCIAL POSITION
(US$ in thousands)

                                                                December 31,   December 31,
                                                                   2001           2000
                                                                ------------   ------------
ASSETS

Current Assets
        Cash and cash equivalents                                $   5,087      $   5,956
        Accounts receivable, less allowance of $1,682 and
          $1,301 at December 31, 2001 and 2000, respectively,
          for estimated losses                                      60,458         74,229
        Inventories                                                142,895        138,743
        Deferred tax assets                                          4,980          5,600
        Other current assets                                           940          3,126
                                                                 ---------      ---------
Total Current Assets                                               214,360        227,654

Assets Held for Sale                                                 6,550          7,080
                                                                 ---------      ---------
Property, Plant and Equipment
        Land and improvements                                       21,988         19,964
        Building and improvements                                   51,915         42,658
        Machinery and equipment                                    374,401        326,728
        Construction in progress                                    12,725         18,929
                                                                 ---------      ---------
                                                                   461,029        408,279
        Less accumulated depreciation                             (157,879)      (131,247)
                                                                 ---------      ---------
Net Property, Plant and Equipment                                  303,150        277,032

Goodwill                                                            77,731         77,487

Deferred Financing Costs                                             1,760          2,147

Other Assets                                                            41             59
                                                                 ---------      ---------

TOTAL ASSETS                                                     $ 603,592      $ 591,459
                                                                 =========      =========

See notes to consolidated financial statements.

AMERISTEEL CORPORATION & SUBSIDIARY
CONSOLIDATED STATEMENTS OF FINANCIAL POSITION
(US$ in thousands, except share data)

                                                                                December 31,   December 31,
                                                                                   2001           2000
                                                                                ------------   ------------
LIABILITIES AND SHAREHOLDERS' EQUITY

Current Liabilities
    Trade accounts payable                                                       $  59,768      $  44,088
    Accrued salaries, wages and employee benefits                                   16,826         15,298
    Current environmental remediation liabilities                                    1,120          1,017
    Other current liabilities                                                        4,655          5,626
    Interest payable                                                                 1,647          1,314
    Current maturities of long-term borrowings                                      25,598          6,567
                                                                                 ---------      ---------
Total Current Liabilities                                                          109,614         73,910

Long-term Borrowings, Less Current Maturities                                      186,344        224,059

Other Liabilities                                                                   26,548         23,279

Deferred Tax Liabilities                                                            44,516         42,758
                                                                                 ---------      ---------
Shareholders' Equity
      Common Stock, $.01 par value; 100,000,000 shares authorized at December
         31, 2001 and 2000; 10,338,816 and 10,348,275 shares outstanding at
         December 31, 2001 and 2000, respectively                                      103            103

      Redeemable Preferred Stock, $.01 par value; 10,000,000 shares
         authorized at December 31, 2001, none issued and outstanding                   --             --
      Capital in excess of par                                                     157,051        157,296
      Retained earnings                                                             79,579         70,130
      Deferred compensation                                                             --            (76)
      Other comprehensive loss                                                        (163)            --
                                                                                 ---------      ---------
TOTAL SHAREHOLDERS' EQUITY                                                         236,570        227,453
                                                                                 ---------      ---------

TOTAL LIABILITIES AND SHAREHOLDERS' EQUITY                                       $ 603,592      $ 591,459
                                                                                 =========      =========

See notes to consolidated financial statements.

AMERISTEEL CORPORATION & SUBSIDIARY
CONSOLIDATED STATEMENTS OF OPERATIONS AND COMPREHENSIVE INCOME
(US$ in thousands, except earnings per share data)

                                                               Nine Months
                                                 Year Ended       Ended       Year Ended
                                                December 31,   December 31,    March 31,
                                                    2001           2000          2000
                                                ------------   ------------   ----------
NET SALES                                        $ 647,422      $ 503,094     $ 706,774
                                                 ---------      ---------     ---------
OPERATING EXPENSES
     Cost of sales                                 548,996        434,153       566,579
     Selling and administrative                     35,040         24,669        39,355
     Depreciation                                   27,988         19,881        23,519
     Amortization of goodwill                        4,588          3,332         4,413
     Other operating (income) expense               (1,081)         2,988         2,519
                                                 ---------      ---------     ---------
                                                   615,531        485,023       636,385
                                                 ---------      ---------     ---------
INCOME FROM OPERATIONS                              31,891         18,071        70,389
                                                 ---------      ---------     ---------
OTHER EXPENSES
     Interest, net                                  11,782         11,489        14,199
     Amortization of deferred financing costs          445            551           613
                                                 ---------      ---------     ---------
                                                    12,227         12,040        14,812
                                                 ---------      ---------     ---------
INCOME BEFORE INCOME TAXES                          19,664          6,031        55,577
INCOME TAXES                                         9,692          3,746        23,922
                                                 ---------      ---------     ---------
INCOME BEFORE EXTRAORDINARY ITEM                     9,972          2,285        31,655
EXTRAORDINARY ITEM
 (net of applicable income taxes)                       --             --        (2,325)
                                                 ---------      ---------     ---------
NET INCOME                                           9,972          2,285        29,330
PREFERRED STOCK DIVIDENDS                             (523)            --            --
                                                 ---------      ---------     ---------
NET INCOME APPLICABLE TO
    COMMON STOCK                                 $   9,449      $   2,285     $  29,330
                                                 =========      =========     =========
EARNINGS PER COMMON SHARE - BASIC
      Income before extraordinary item           $    0.92      $    0.22     $    3.02
      Extraordinary item                                --             --          (.22)
                                                 ---------      ---------     ---------
      Net income                                      0.92           0.22          2.80
      Preferred stock dividends                       (.05)            --            --
                                                 ---------      ---------     ---------
      Net income applicable to common stock      $    0.87      $    0.22     $    2.80
                                                 =========      =========     =========
EARNINGS PER COMMON SHARE - DILUTED
      Income before extraordinary item           $    0.92      $    0.22     $    3.00
      Extraordinary item                                --             --          (.22)
                                                 ---------      ---------     ---------
      Net income                                      0.92           0.22          2.78
      Preferred stock dividends                       (.05)            --            --
                                                 ---------      ---------     ---------
      Net income applicable to common stock      $    0.87      $    0.22     $    2.78
                                                 =========      =========     =========
      Weighted average number of common
         shares outstanding                         10,868         10,378        10,487
      Weighted average number of common
         and common equivalent shares               10,869         10,444        10,569
OTHER COMPREHENSIVE INCOME
     Net income                                  $   9,972      $   2,285     $  29,330
     Preferred stock dividends                        (523)            --            --
                                                 ---------      ---------     ---------
     Net income applicable to common stock           9,449          2,285        29,330
OTHER COMPREHENSIVE LOSS, net of taxes
     Derivative loss                                  (163)            --            --
                                                 ---------      ---------     ---------
COMPREHENSIVE INCOME                             $   9,286      $   2,285     $  29,330
                                                 =========      =========     =========

See notes to consolidated financial statements.

AMERISTEEL CORPORATION & SUBSIDIARY
CONSOLIDATED STATEMENTS OF SHAREHOLDERS' EQUITY
(US$ in thousands, except share data)

                                      Preferred Stock          Common Stock       Capital
                                  ----------------------   -------------------   in Excess
                                    Shares      Amount      Shares      Amount    of Par
                                  ----------   --------    ----------   ------   ---------
Balances as of
  March 31, 1999                          --   $     --    10,553,263    $ 106   $ 166,950

  Common stock issuance                   --         --       247,071        2       3,223
  Repurchase of common stock              --         --      (423,151)      (4)    (12,056)
  Net income                              --         --            --       --          --
  Deferred compensation                   --         --            --       --          --
                                  ----------   --------    ----------    -----   ---------
Balances as of
  March 31, 2000                          --         --    10,377,183      104     158,117

  Common stock issuance                   --         --        18,634       --         247
  Repurchase of common stock              --         --       (47,542)      (1)     (1,068)
  Net income                              --         --            --       --          --
  Deferred compensation                   --         --            --       --          --
                                  ----------   --------    ----------    -----   ---------
Balances as of
  December 31, 2000                       --         --    10,348,275      103     157,296

  Preferred stock issuance         1,000,000     10,000            --       --          --
  Repurchase of preferred stock   (1,000,000)   (10,000)           --       --          --
  Common stock issuance                   --         --     1,165,121       12      15,150
  Repurchase of common stock              --         --    (1,174,580)     (12)    (15,395)
  Net income                              --         --            --       --          --
  Dividends paid                          --         --            --       --          --
  Reduction in deferred comp              --         --            --       --          --
  Unrealized loss on cash flow
       hedge, net of taxes                           --            --       --          --
                                  ----------   --------    ----------    -----   ---------
Balances as of
  December 31, 2001                       --   $     --    10,338,816    $ 103   $ 157,051
                                  ==========   ========    ==========    =====   =========

                                                             Accumulated
                                                               Other
                                  Retained     Deferred     Comprehensive
                                  Earnings   Compensation      Income         Total
                                  --------   ------------   -------------   ---------
Balances as of
  March 31, 1999                  $ 38,552      $(465)          $  --       $ 205,143

  Common stock issuance                 --         --              --           3,225
  Repurchase of common stock            --         --              --         (12,060)
  Net income                        29,330         --              --          29,330
  Deferred compensation                 --        300              --             300
                                  --------      -----           -----       ---------
Balances as of
  March 31, 2000                    67,882       (165)             --         225,938

  Common stock issuance                 --         --              --             247
  Repurchase of common stock           (37)        --              --          (1,106)
  Net income                         2,285         --                           2,285
  Deferred compensation                 --         89              --              89
                                  --------      -----           -----       ---------
Balances as of
  December 31, 2000                 70,130        (76)             --         227,453

  Preferred stock issuance              --         --              --          10,000
  Repurchase of preferred stock         --         --              --         (10,000)
  Common stock issuance                 --         --              --          15,162
  Repurchase of common stock            --         --              --         (15,407)
  Net income                         9,972         --              --           9,972
  Dividends paid                      (523)        --              --            (523)
  Reduction in deferred comp            --         76              --              76
  Unrealized loss on cash flow
       hedge, net of taxes              --         --            (163)           (163)
                                  --------      -----           -----       ---------
Balances as of
  December 31, 2001               $ 79,579      $  --           $(163)      $ 236,570
                                  ========      =====           =====       =========

See notes to consolidated financial statements.

AMERISTEEL CORPORATION & SUBSIDIARY
CONSOLIDATED STATEMENTS OF CASH FLOWS
(US$ in thousands)

                                                               Year       Nine Months      Year
                                                              Ended          Ended         Ended
                                                           December 31,   December 31,   March 31,
                                                               2001           2000         2000
                                                           ------------   ------------   ---------
OPERATING ACTIVITIES
Net income                                                   $  9,972      $  2,285      $  29,330
Adjustment to reconcile net income to net cash
    provided by operating activities:
    Depreciation                                               27,988        19,881         23,519
    Amortization                                                5,033         3,883          5,025
    Extraordinary item                                             --            --          3,813
    Deferred income taxes                                       2,487        (4,749)        (1,493)
    Gain on disposition of property, plant and equipment          (17)         (292)          (125)
    Loss on sale of marketable securities                       2,005            --             --
    Loss on disposition of assets held for sale                    --            --            481
    Deferred compensation                                          76            89            300
Changes in operating assets and liabilities:
    Accounts receivable                                        14,649         8,348        (11,061)
    Inventories                                                17,197         8,321        (17,954)
    Other current assets                                           (9)           63         (1,061)
    Other assets                                                   18           (48)           107
    Trade accounts payable                                      7,692       (10,092)        12,745
    Salaries, wages and employee benefits                       1,127        (4,349)           611
    Other current liabilities                                  (1,012)        1,540          2,743
    Environmental remediation                                     726        (1,084)        (6,230)
    Interest payable                                              333          (551)        (3,693)
    Income taxes payable                                           --        (4,307)         1,331
    Other liabilities                                           2,374         2,054          2,515
                                                             --------      --------      ---------
NET CASH PROVIDED BY OPERATING ACTIVITIES                      90,639        20,992         40,903
                                                             --------      --------      ---------
INVESTING ACTIVITIES
    Additions to property, plant and equipment                (21,679)      (31,317)       (42,329)
    Purchase price for acquisitions                           (51,184)           --        (17,664)
    Proceeds from sales of property, plant and equipment          109            72            578
    Proceeds from sale of marketable securities                   192            --             --
    Proceeds from sale of assets held for sale                    510           354          7,120
    Transfer from assets held for sale - net                       --            --          1,476
                                                             --------      --------      ---------
NET CASH USED IN INVESTING ACTIVITIES                         (72,052)      (30,891)       (50,819)
                                                             --------      --------      ---------
FINANCING ACTIVITIES
    Proceeds from issuance of new debt                          4,016            --         91,835
    (Payment of) proceeds from short-term and long-term
       borrowings, net                                        (22,700)      106,647         72,393
    Extinguishment of debt                                         --       (91,000)      (144,000)
    Call premium on redemption of senior debt                      --            --         (1,290)
    Additions to deferred financing costs                          (4)       (1,610)          (729)
    Proceeds from issuance of preferred stock                  10,000            --             --
    Redemption of common stock                                (10,000)           --             --
    Proceeds from issuance of common stock                     15,162           247          3,225
    Redemption of common stock                                (15,407)       (1,106)       (12,060)
    Dividends paid                                               (523)           --             --
                                                             --------      --------      ---------
NET CASH (USED IN) PROVIDED BY FINANCING ACTIVITIES           (19,456)       13,178          9,374
                                                             --------      --------      ---------
(DECREASE) INCREASE IN CASH AND CASH EQUIVALENTS                 (869)        3,279           (542)

CASH AND CASH EQUIVALENTS AT BEGINNING OF PERIOD                5,956         2,677          3,219
                                                             --------      --------      ---------
CASH AND CASH EQUIVALENTS AT END OF PERIOD                   $  5,087      $  5,956      $   2,677
                                                             ========      ========      =========
SUPPLEMENTAL CASH FLOW INFORMATION
    Cash paid for interest                                   $ 12,233      $ 13,755      $  17,892
                                                             ========      ========      =========
    Cash paid for income taxes                               $  9,145      $ 15,720      $  22,591
                                                             ========      ========      =========

See notes to consolidated financial statements.

AMERISTEEL CORPORATION & SUBSIDIARY
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

NOTE A -- BASIS OF PRESENTATION

     The consolidated financial statements include the accounts of AmeriSteel Corporation (AmeriSteel), a Florida corporation, and its majority-owned subsidiary, AmeriSteel Bright Bar, Inc. (ABB), a Florida corporation (together, the "Company") after elimination of all significant intercompany balances and transactions. The Company operates in the steel production and fabrication industry. Its headquarters are located in Tampa, Florida, and its operations are located throughout the eastern half of the United States.

     The Company is a majority-owned subsidiary of FLS Holdings, Inc. (FLS), whose only business is to own common stock of the Company. FLS, which owns 87% of the common stock of the Company, is a wholly-owned subsidiary of Brazilian steel manufacturer, Gerdau S.A. (Gerdau), through one of Gerdau's subsidiaries, Gerdau U.S.A., Inc. (GUSA). GUSA acquired 88% of FLS in September 1999, resulting in a change of control, and the remaining 12% in September 2000, both from Kyoei Steel Ltd. An institutional investor owns approximately 4% of the common stock of the Company. Executives and other employees own the remaining 9% of the Company's common stock. Push-down accounting has not been applied to the financial statements of the Company as a result of a change of control in September 1999, therefore the historical cost basis of the Company's assets have not been changed.

     On March 13, 2001, AmeriSteel formed ABB. On April 2, 2001, ABB merged with American Bright Bar of Orrville, Ohio, a producer of cold drawn flat bar. ABB acquired all of American Bright Bar's outstanding shares in return for $4.2 million cash, assumed debt of $5.3 million and 20% of the outstanding shares of ABB. The transaction was accounted for as a purchase.

     On December 28, 2001, the Company acquired certain assets and assumed certain liabilities of the Cartersville, Georgia mill (Cartersville), a producer of structural steel products, from Birmingham Steel Corporation. In a separate transaction on the same date, the Company acquired certain assets that were being leased by Cartersville from the existing lessor group for cash and negotiated a new operating lease. The two transactions are being accounted for as a business combination for financial reporting purposes. The business combination was consummated in order to expand the Company's product line. The results of operations for Cartersville have been included in the accompanying consolidated statement of financial position as of December 31, 2001, but had no significant impact on the results of operations for the year ended December 31, 2001. The aggregate purchase price was $49.4 million, including $41.5 million cash, $0.2 million marketable securities and $7.7 million assumed liabilities. The Company expects additional working capital investments in accounts receivable, and inventory of approximately $15 million will be required during the first quarter of 2002. The transactions were funded, and the additional working capital will be funded by available borrowings under the Company's revolving credit facility and from operational cash flow.

     The following table summarizes the estimated fair values of the assets acquired and liabilities assumed at the date of acquisition.

                                                      At December 28, 2001
                                                      --------------------
                                                       (US$ in thousands)

Inventory                                                 $ 20,674
Property, plant and equipment                               28,757
                                                          --------
Total assets acquired                                       49,431
                                                          --------
Accounts payable                                             6,756
Accrued liabilities                                            959
                                                          --------
Total liabilities assumed                                    7,715
                                                          --------
Net assets acquired                                       $ 41,716
                                                          ========

     Unaudited pro forma consolidated results of operations for the year ended December 31, 2001 and the nine months ended December 31, 2000 reflecting the business combination of the Cartersville mill are presented in the table below. The pro forma results assume the Cartersville acquisition was completed on the first day of the respective periods. Results reflect reduced depreciation expense and lease payments due to lower acquisition values, and also exclude prior period inventory writedowns taken by the seller. Interest expense, which is not directly charged to the mill, is based on projected capital employed and actual average interest rates for the respective periods.

AMERISTEEL CORPORATION & SUBSIDIARY
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

                                               For the Year Ended   For the Nine Months
                                                  December 31,      Ended December 31,
                                                      2001                  2000
                                               ------------------   -------------------
                                                          (US$ in thousands)
                                                             (unaudited)
         Net sales                                 $758,259              $571,853
         Income before income taxes                  15,062                 1,558
         Net income (loss)                            7,210                  (399)

     In March 2000, the Board of Directors approved changing the year-end of the Company from March 31 to December 31 effective for the period ended December 31, 2000.

NOTE B -- SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

     Credit Risk: The Company extends credit, primarily on a basis of 30-day terms, to various customers in the steel distribution, fabrication and construction industries. The Company performs periodic credit evaluations of its customers and generally does not require collateral. Credit losses, net of recoveries, for the year ended December 31, 2001, the nine months ended December 31, 2000 and the year ended March 31, 2000, have been approximately $1.2 million, $0.3 million, and $0.9 million, respectively.

     Business Segments: The Company is engaged in two primary business segments, steel production and fabrication, both primarily for use in construction and industrial markets. Exports represent less than 1% of total sales.

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

     Interest costs for property, plant and equipment construction expenditures of approximately $0.8 million, $1.7 million, and $1.1 million were capitalized for the year ended December 31, 2001, the nine months ended December 31, 2000, and the year ended March 31, 2000, respectively. For financial reporting purposes, the Company provides for depreciation of property, plant and equipment using the straight-line method over the estimated useful lives of 20 to 30 years for buildings and improvements and 4 to 15 years for other equipment.

     Goodwill: Goodwill consists of the excess of purchase price over the fair value of acquired assets and liabilities. Goodwill is stated at cost less accumulated amortization of $38.0 million, $33.4 million, and $30.1 million at December 31, 2001, December 31, 2000, and March 31, 2000, respectively. Goodwill was being amortized over a period of 25 years.

     Deferred Financing Costs: Deferred financing costs are reflected net of accumulated amortization and are amortized over the term of the respective debt instruments, which range from 5 to 22 years from the debt inception date. The Company incurred financing costs of approximately $4 thousand, $1.6 million, and $0.7 million in the year ended December 31, 2001, the nine months ended December 31, 2000, and the year ended March 31, 2000, respectively, related to refinancing of long-term debt (see "Note D").

Income Taxes: Income taxes are accounted for using Statement of Financial Accounting Standards (SFAS) No. 109, "Accounting for Income Taxes" (SFAS 109), which establishes financial accounting and reporting standards for the effects of income taxes that result from a company's activities. GUSA files a consolidated U.S. tax return and has a formal tax sharing arrangement with FLS, AmeriSteel and ABB. FLS', AmeriSteel's and ABB's tax liabilities are paid to GUSA based on each entity's tax liability calculated using the separate return method, which in turn is responsible for the

AMERISTEEL CORPORATION & SUBSIDIARY
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

filing of tax returns and payment of any consolidated tax liabilities. Any difference in taxes received from the GUSA subsidiaries and paid by GUSA is retained for GUSA's benefit.

     Earnings per Common Share: The Company calculates earnings per share based on SFAS No. 128, "Earnings per Share" (SFAS 128). Basic earnings per common share is based upon the weighted average number of common shares and the diluted earnings per common share is based upon the weighted average number of common shares plus the dilutive common equivalent shares outstanding during the period. The following is a reconciliation of the denominators of the basic and diluted earnings per common share computations shown on the face of the accompanying consolidated statements of operations and comprehensive income (in thousands):

                                                 December 31,   December 31,   March 31,
                                                     2001           2000          2000
                                                 ------------   ------------   ---------
                                                            (US$ in thousands)
Basic weighted average number of common shares      10,868         10,378        10,487
Dilutive effect of options outstanding                   1             66            82
                                                    ------         ------        ------
Diluted weighted average number of common and
   common equivalent shares outstanding             10,869         10,444        10,569
                                                    ======         ======        ======

     Impairment of Long-Lived Assets: SFAS No. 121, "Accounting for the Impairment of Long-Lived Assets and for Long-Lived Assets to Be Disposed Of" (SFAS 121), establishes the recognition and measurement standards related to the impairment of long-lived assets. The Company periodically assesses the realizability of its long-lived assets. SFAS 121 did not have a material effect on the Company's results of operations, cash flows or financial position for the year ended December 31, 2001, the nine months ended December 31, 2000, or for the year ended March 31, 2000.

     Revenue Recognition: Revenues are recognized at the time product is shipped to customers. Volume discounts are accrued against shipments.

     Delivery Expenses: The Company's policy is to include all delivery expenses in cost of sales.

     Self-insurance: As part of its risk management strategies, the Company is self-insured, up to certain amounts, for risks such as workers' compensation, general liability, employee health benefits and long-term disability. Risk retention is determined based on savings from insurance premium reductions, and, in the opinion of management, does not result in unusual loss exposure relative to other companies in the industry.

     Derivatives: The Company has adopted SFAS No. 133, "Accounting for Derivative Instruments and Hedging Activities," as amended by SFAS 137 and SFAS 138 (SFAS 133). SFAS 133 establishes accounting and reporting standards for derivative financial instruments and requires that derivative instruments be recorded in the balance sheet as either an asset or liability measured at their fair value. SFAS 133 allows that changes in the derivative fair values that are designated, effective and qualify as cash flow hedges can be deferred and recorded as a component of accumulated other comprehensive income until the hedged transactions occur and are recognized in earnings. The ineffective portion of a hedging derivative's change in fair value will be immediately recognized in earnings. For derivative instruments that do not qualify as cash flow hedges, SFAS 133 requires that changes in the derivative fair values be recognized in earnings in the period of change.

     Fair Value of Financial Instruments: Estimated fair value amounts have been determined using available market information or other appropriate valuation methodologies that require considerable judgment in interpreting market data and developing estimates. Accordingly, the estimates presented herein are not necessarily indicative of the amounts that the Company could realize in a current market exchange. The use of different market assumptions and/or estimation methodologies may have a material effect on the estimated fair value amounts. The carrying value of cash equivalents, accounts receivable and accounts payable approximates their fair value due to the short-term nature of these financial instruments. The carrying value of the fixed-rate debt approximates fair value due to the nature of the counter parties. The carrying value of the variable-rate debt approximates fair value due to its variable-rate nature and the nature of the counter parties.

AMERISTEEL CORPORATION & SUBSIDIARY
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

     Recent accounting pronouncements: In July 2001, the Financial Accounting Standards Board ("FASB") issued SFAS No. 141, "Business Combinations" (SFAS
141), and SFAS No. 142 "Goodwill and Other Intangible Assets" (SFAS 142). SFAS 141 addresses financial accounting and reporting for goodwill and other intangible assets acquired in a business combination at acquisition. SFAS 141 requires the purchase method of accounting to be used for all business combinations initiated after June 30, 2001; establishes specific criteria for the recognition of intangible assets separately from goodwill; and requires unallocated negative goodwill to be written off immediately as an extraordinary gain (instead of being deferred and amortized). SFAS 142 addresses financial accounting and reporting for intangible assets acquired individually or with a group of other assets (but not those acquired in a business combination) at acquisition. SFAS 142 also addresses financial accounting and reporting for goodwill and other intangible assets subsequent to their acquisition. SFAS 142 provides that goodwill and intangible assets which have indefinite useful lives will not be amortized but rather will be tested at least annually for impairment. It also provides that intangible assets that have finite useful lives will continue to be amortized over their useful lives, but those lives will no longer be limited to forty years. SFAS 141 is effective for all business combinations initiated after June 30, 2001, and for all business combinations accounted for by the purchase method for which the date of acquisition is after June 30, 2001. The provisions of SFAS 142 are effective for fiscal years beginning after December 15, 2001. The Company has adopted the provisions of SFAS 141 and applied them to the Cartersville acquisition. The Company will adopt SFAS 142 beginning January 1, 2002, and will no longer amortize goodwill beginning January 1, 2002. Management does not expect the impairment provisions of SFAS 142 to have a material impact on the financial position or results of operations of the Company when adopted.

     In June 2001, the FASB issued SFAS No. 143, "Accounting for Asset Retirement Obligations" (SFAS 143) that addresses financial accounting and reporting for obligations associated with the retirement of tangible long-lived assets and associated costs. SFAS 143 requires that the fair value of a liability for an asset retirement obligation be recognized in the period in which it is incurred if a reasonable estimate of the fair value can be made. The associated asset retirement costs are capitalized as part of the carrying amount of the long-lived asset. The provisions of SFAS 143 are effective for fiscal years beginning after June 15, 2002. The Company is considering the provisions of SFAS 143 and, at present, has not determined the impact of adopting SFAS 143.

     In August 2001, the FASB issued SFAS No. 144, "Accounting for the Impairment or Disposal of Long-Lived Assets" (SFAS 144), that addresses financial accounting and reporting for the impairment or disposal of long-lived assets. SFAS 144 requires that one accounting model be used for long-lived assets to be disposed of by sale and broadens the presentation of discontinued operations to include more disposal transactions. The provisions of SFAS 144 are effective for fiscal years beginning after December 15, 2001. The Company is considering the provisions of SFAS 144 and at present has not determined the impact of adopting SFAS 144.

     Reclassifications: Certain amounts in the prior-period financial statements have been reclassified to conform to the current-period financial statement presentation.

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

NOTE C -- INVENTORIES

     Inventories consist of the following:

                                               December 31,   December 31,
                                                   2001           2000
                                               ------------   ------------
                                                    (US$ in thousands)
Finished goods                                   $ 89,798       $ 87,484
Work in-process                                    11,839         20,498
Raw materials and operating supplies               41,258         30,761
                                                 --------       --------
                                                 $142,895       $138,743
                                                 ========       ========

AMERISTEEL CORPORATION & SUBSIDIARY
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

NOTE D -- BORROWINGS

     Long-term borrowings consist of the following:

                                                  December 31,   December 31,
                                                      2001           2000
                                                  ------------   ------------
                                                       (US$ in thousands)
        Revolving Credit Agreement                 $  80,000      $  96,000
        Term Loan                                     93,750        100,000
        Industrial Revenue Bonds (IRBs)               33,195         33,195
        ABB Loan                                       3,867             --
        TVA Loan                                       1,009          1,211
        Capital Lease                                    121            220
                                                   ---------      ---------
            Total borrowings                         211,942        230,626
        Less current maturities                      (25,598)        (6,567)
                                                   ---------      ---------
            Total long-term borrowings             $ 186,344      $ 224,059
                                                   =========      =========

     The Company's primary financial obligation outstanding as of December 31, 2001 was a $285 million credit facility (the "Revolving Credit Agreement"). It is collateralized by first priority security interests in substantially all accounts receivable and inventory of the Company as well as a lien on the Company's Charlotte Mill property, plant and equipment. The Revolving Credit Agreement was amended in September 2000 and increased the total facility from $150 million to $285 million, of which $100 million is a term loan that amortizes at the rate of 25% per year beginning in December 2001. The Revolving Credit Agreement matures in September 2005. Loans under the Revolving Credit Agreement bear interest at a per annum rate equal to one of several rate options (LIBOR, Fed Funds or Prime Rate) based on the facility chosen at the time of borrowing plus an applicable margin determined by tests of performance from time to time. The effective interest rate at December 31, 2001 and 2000, was approximately 4.2% and 8.5%, respectively. The Revolving Credit Agreement contains certain covenants including, among other restrictions, financial ratios and limitations on indebtedness, liens, investments and disposition of assets and dividends. Letters of credit are subject to an aggregate sublimit of $50 million. The Company continued to be in compliance with these covenants through December 31, 2001.

     The Company's industrial revenue bonds ("IRBs") were issued to obtain funding to construct facilities in Jackson, Tennessee; Charlotte, North Carolina; Jacksonville, Florida; and Plant City, Florida. The interest rates on these bonds range from 50% to 75% of the prime rate (3.35% to 3.85% at December 31, 2001); $9.4 million of the IRBs mature in 2003, $3.8 million matures in 2015 and the remaining $20.0 million matures in 2017. Irrevocable letters of credit issued pursuant to the Revolving Credit Agreement back the IRBs. As of December 31, 2001, the Company had approximately $38.7 million of outstanding letters of credit, primarily for IRBs, insurance and surety bonds.

     The ABB Loan represents a bank loan of AmeriSteel's majority-owned subsidiary, secured by machinery and equipment. The loan matures in 2011 with amortization payments that began in July 2001. The loan currently bears interest at a rate of approximately 8.7% per year with the rate schedule to be reset June 2002 and every three years thereafter based on prime plus 1%. AmeriSteel is a guarantor of the loan.

     The TVA Loan represents the unpaid portion of a $1.5 million note payable to the Tennessee Valley Authority that amortizes over seven years and is secured by certain equipment at the Knoxville, Tennessee mill.

     The Capital Lease was used to purchase equipment at the Knoxville mill.

     In order to reduce its exposure to interest-rate fluctuations, the Company entered into interest-rate swap agreements in August and September 2001 that are considered cash flow hedges. The interest-rate swaps have a notional value of $55 million, with the Company paying a fixed interest rate and receiving a variable interest rate based on three-month LIBOR. The underlying hedged instruments are specific tranches of LIBOR-based revolving credit and term loan borrowings under the Company's Revolving Credit Agreement. The Company tests effectiveness of the swaps on a quarterly basis using the "change in fair value" method prescribed by SFAS 133. Each period, the fair value of the interest-rate swap agreements is recorded on the balance sheet. The effective portion of the swap agreements is recorded in accumulated other comprehensive income, a component of stockholders' equity, until the hedged transaction occurs and is recognized in income. The ineffective portion of the swap agreements is recognized in income immediately.

AMERISTEEL CORPORATION & SUBSIDIARY
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

     The Company recognized additional interest expense of approximately $379 thousand in the year ended December 31, 2001, due to the interest-rate swaps. The fair value of the interest-rate swaps was $(272) thousand at December 31, 2001, which was recorded in other liabilities on the accompanying consolidated statements of financial position, with the offset recorded net of income tax benefit of $109 thousand in other comprehensive income.

     The maturities of long-term borrowings for the years subsequent to December 31, 2001 are as follows:

                Year Ending
                December 31,           Amount
                ------------          --------
                      (US$ in thousands)
                2002                  $ 25,598
                2003                    34,925
                2004                    25,554
                2005                    99,342
                2006                       510
                Thereafter              26,013
                                      --------
                                      $211,942
                                      ========

NOTE E -- INCOME TAXES

     The provision for income taxes is comprised of the following amounts:


                                      Year Ended       Nine Months Ended    Year Ended
                                   December 31, 2001   December 31, 2000   March 31, 2000
                                   -----------------   -----------------   --------------
                                                       (US$ in thousands)
Current provision
    Federal                             $ 6,124            $  7,135           $ 19,691
    State                                 1,081               1,360              4,238
                                        -------            --------           --------
                                          7,205               8,495             23,929
Deferred provision (benefit)
    Federal                               2,114              (4,274)            (1,344)
    State                                   373                (475)              (149)
                                        -------            --------           --------
                                          2,487              (4,749)            (1,493)
                                        -------            --------           --------
                                        $ 9,692            $  3,746           $ 22,436
                                        =======            ========           ========

     A reconciliation of the difference between the effective income tax rate for each period and the statutory federal income tax rate follows:

                                      Year Ended       Nine Months Ended    Year Ended
                                   December 31, 2001   December 31, 2000   March 31, 2000
                                   -----------------   -----------------   --------------
                                                       (US$ in thousands)
Tax provision at statutory rates         $6,882             $ 2,111           $18,118
State income taxes, net of
    federal income tax effect               886                 238             2,478
Goodwill amortization                     1,812               1,046             1,437
Other items, net                            112                 351               403
                                         ------             -------           -------
                                         $9,692             $ 3,746           $22,436
                                         ======             =======           =======

AMERISTEEL CORPORATION & SUBSIDIARY
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

     The components of the deferred tax assets and liabilities consisted of the following:

                                           December 31, 2001   December 31, 2000
                                           -----------------   -----------------
                                                     (US$ in thousands)
Deferred Tax Assets
  Pension and retirement accruals              $  9,461            $  8,371
  Employee benefits and related accruals          3,879               3,636
  Workers' compensation accrual                   1,271               1,060
  Environmental remediation accrual               1,081                 795
  Allowance for doubtful accounts                   497                 513
  Accrued expenses                                  350                 607
  Deferred compensation                             192                  --
  Investment writedown                              129                 367
  Inventories                                       116                 530
  Derivatives                                       109                  --
  Charitable contributions                           60                  --
  Taxes                                              10                 217
  Other                                              --                 435
                                               --------            --------
                                                 17,155              16,531
                                               --------            --------
Deferred Tax Liabilities
  Property, plant and equipment                 (54,285)            (50,026)
  Assets held for sale                           (2,183)             (3,521)
  Goodwill                                         (223)               (142)
                                               --------            --------
                                                (56,691)            (53,689)
                                               --------            --------
Net Deferred Tax Liability                     $(39,536)           $(37,158)
                                               ========            ========

     As of December 31, 2001 and 2000, the Company had taxes payable to GUSA of $8.0 million and $5.1 million, respectively, which are included in accounts payable in the accompanying consolidated statements of financial position.

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

     The following tables summarize the accumulated pension benefits and postretirement medical benefit obligations included in the Company's consolidated statements of financial position:

                                                 Pension Benefits                 Postretirement Medical
                                          ---------------------------------   -------------------------------
                                                        Nine                              Nine
                                                        Months      Year        Year      Months      Year
                                          Year Ended    Ended      Ended       Ended      Ended      Ended
                                           December    December   March 31,   December   December   March 31,
                                           31, 2001    31, 2000     2000      31,2001    31,2000     2000
                                          ----------   --------   ---------   --------   --------   ---------
                                                                   (US$ in thousands)
Components of net periodic benefit cost
Service cost                               $ 4,039     $ 2,441     $ 3,443      $247       $158      $ 216
Interest cost                                8,822       6,139       7,477       586        423        519
Expected return on plan assets              (9,983)     (7,094)     (8,890)       --         --         --
Amortization of prior service cost             (35)        (26)        (35)       --         (9)       (11)
Recognized actuarial gain                       --          --          --        --        (18)       (19)
                                           -------     -------     -------      ----       ----      -----
Net periodic benefit cost                  $ 2,843     $ 1,460     $ 1,995      $833       $554      $ 705
                                           =======     =======     =======      ====       ====      =====

AMERISTEEL CORPORATION & SUBSIDIARY
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

                                                        Pension Benefits           Postretirement Medical
                                                   ---------------------------   ---------------------------
                                                   December 31,   December 31,   December 31,   December 31,
                                                       2001            2000         2001          2000
                                                   ------------   ------------   ------------   ------------
                                                                         (US$ in thousands)
Change in benefit obligations
Benefit obligation at beginning of period           $ 116,940      $ 108,626       $ 7,858        $ 7,571
Service cost                                            4,039          2,441           247            158
Interest cost                                           8,822          6,139           586            423
Plan participants' contributions                           --             --           466            322
Amendments                                                 --             --           135             --
Actuarial loss                                          7,840          3,872         1,179            207
Benefits and administrative expenses paid              (5,755)        (4,138)       (1,403)          (823)
                                                    ---------      ---------       -------        -------
Benefit obligation at end of period                 $ 131,886      $ 116,940       $ 9,068        $ 7,858
                                                    =========      =========       =======        =======
Change in plan assets
Fair value of plan assets at beginning of period    $ 108,188      $ 104,707       $    --        $    --
Actual return on plan assets                           (1,491)         7,619            --             --
Employer contribution                                     774             --           937            501
Plan participants' contributions                           --             --           466            322
Benefits and administrative expenses paid              (5,755)        (4,138)       (1,403)          (823)
                                                    ---------      ---------       -------        -------
Fair value of plan assets at end of period          $ 101,716      $ 108,188       $    --        $    --
                                                    =========      =========       =======        =======

Reconciliation of funded status - End of Period
Funded status                                       $ (30,170)     $  (8,752)      $(9,068)       $(7,858)
Unrecognized prior service cost                          (222)          (258)           --           (134)
Unrecognized actuarial loss (gain)                     16,150         (3,164)          246           (933)
                                                    ---------      ---------       -------        -------
Net amount recognized                               $ (14,242)     $ (12,174)      $(8,822)       $(8,925)
                                                    =========      =========       =======        =======

     The weighted average discount rates used in determining the actuarial present value of the accumulated pension benefit obligations were 7.25% for the year ended December 31, 2001, and 7.5% for the nine months ended December 31, 2000, and the year ended March 31, 2000. The rate of increase in future compensation levels was 4.5%. The expected rate of return on plan assets was 9.25% for the year ended December 31, 2001, and 9.5% for the nine months ended December 31, 2000, and the year ended March 31, 2000.

     The weighted average discount rates used in determining the accrued postretirement medical benefit obligation were 7.25% for the year ended December 31, 2001 and 7.5% for the nine months ended December 31, 2000, and year ended March 31, 2000. The gross medical trend rate was assumed to be 8.58% in 2001 and decreasing by .346% per year to 6.5% in 2007; 6.0% in 2008 and beyond for pre-65 retirees that retired before January 1, 1994, and 6.5% decreasing by .5% per year to 5.5% in 2003 and beyond for post-65 retirees that retired before January 1, 1994. For retirees on or after January 1, 1994, the trend rate is the same until the Company's expected costs are double that of the 1992 costs. At that point, the retirees will pay future increases in the medical trend. The health care cost trend rate assumption has a significant effect on the amount of the obligation reported.

     The incremental effect of a 1% increase in the medical trend rate would result in an increase of approximately $208 thousand and $11 thousand to the accrued postretirement benefit obligation and service cost plus interest cost, respectively, as of and for the year ended December 31, 2001. The incremental effect of a 1% decrease in the medical trend rate would result in a decrease of approximately $188 thousand and $10 thousand to the accrued postretirement benefit obligation and service cost plus interest cost, respectively, as of and for the year ended December 31, 2001.

     The Company also has a voluntary savings plan available to substantially all of its employees. Under this plan, the Company contributes amounts based upon a percentage of the savings paid into the plan by employees. The Company matches 50% of the employees' contributions up to 4% of employees' salaries. Costs under this plan were $1.8 million, $1.3 million and $1.7 million for the year ended December 31, 2001, the nine months ended December 31, 2000 and the year ended March 31, 2000, respectively.

AMERISTEEL CORPORATION & SUBSIDIARY
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

NOTE G - EQUITY AND STOCK COMPENSATION PLANS

     The authorized capital stock of the Company under its Articles of Incorporation is 100,000,000 shares of Common Stock, par value $.01 per share; and 10,000,000 shares of Redeemable Preferred Stock, par value $.01 per share, which are redeemable at the option of AmeriSteel (Preferred Stock). During the year the distinction between Class A and Class B shares was eliminated.

     During 2001, AmeriSteel sold 1,153,846 shares of Common Stock to GUSA, for $15 million, or $13.00 per share. In addition, during 2001, AmeriSteel's Board of Directors authorized the issuance of 10,000,000 shares of Preferred Stock. AmeriSteel sold 1,000,000 shares of Preferred Stock to GUSA for $10 million, or $10.00 per share. All of the Common Stock and Preferred Stock sold to GUSA in 2001 was repurchased in 2001.

     Dividends of $523 thousand were declared and paid to GUSA in 2001 on the Preferred Stock. No dividends were declared or paid during the year ended March 31, 2000, or the nine months ended December 31, 2000.

     In March 2000, the Board of Directors approved a long-term incentive plan available to executive management (the "Stakeholder Plan") to ensure AmeriSteel's senior management's interest is congruent with the AmeriSteel's shareholders. Awards are determined by a formula based on AmeriSteel's return on capital employed in a given plan year. Earned awards vest and are paid out over a period of four years. Participants may elect cash payout or investments in phantom stock of AmeriSteel and Gerdau, for which a 25% premium is earned if elected. Benefits charged to expense under this plan for the year ended December 31, 2001, and the nine months ended December 31, 2001, were $257 thousand and $300 thousand, respectively.

     In July 1999, the Board of Directors approved a Stock Purchase/SAR Plan (the "SAR Plan") available to essentially all employees. The SAR Plan authorizes 100,000 shares of common stock to be sold to employees during three offering periods, July through September in each of 1999, 2002 and 2005. Employees who purchase stock are awarded stock appreciation rights ("SARs") equal to four times the number of shares purchased. In the 1999 offering period, a total of 42,321 shares were sold under the SAR Plan at a purchase price of $15.30 per share, with 30,463 of these shares outstanding as of December 31, 2001. SARs were granted at fair value at the date of the grant, determined based on an independent appraisal as of the previous year-end. In the 1999 offering period, a total of 169,284 SARs were granted under the SAR Plan, with 121,731 of these rights outstanding as of December 31, 2001. The SARs become exercisable at the rate of 25% annually from the grant date and may be exercised for 10 years from the grant date.

     In September 1996, the Board of Directors also approved the AmeriSteel Corporation Equity Ownership Plan (the "Equity Ownership Plan"), which provides for grants of common stock, options to purchase common stock and SARs. The maximum number of shares that can be issued under the plan is 438,852. The Company has granted 434,700 incentive stock options and 52,100 shares of common stock under the Equity Ownership Plan through December 31, 2001, with 305,840 incentive stock options and 8,340 shares of common stock outstanding at December 31, 2001. All issued options and shares of issued common stock become one-third vested two years from the grant date, another one-third vested three years from the grant date and the remaining balance vested four years from the grant date. All grants were at the fair market value of the common stock on the grant date, determined based on an independent appraisal as of the end of the previous year-end. Options may be exercised for 10 years from the grant date.

     In May 1995, the Board of Directors approved a Stock Purchase/Option Plan (the "Purchase Plan") available to essentially all employees. Employees who purchased stock were awarded stock options equal to six times the number of shares purchased. A total of 37,689 shares were sold under the Purchase Plan at a purchase price of $10.63 per share, with 357 of these shares outstanding as of December 31, 2001. The options were granted at fair value at the date of the grant, determined based on an independent appraisal as of the end of the previous year-end. A total of 226,134 options were granted under the Purchase Plan, with 1,824 of these options outstanding as of December 31, 2001. No options remain available for future grant. All options outstanding are currently vested. Options may be exercised for 10 years from the grant date.

The Company accounts for its stock-based compensation plans under Accounting Principles Board Opinion No. 25 (APB 25) and related interpretations. SFAS No. 123, "Accounting for Stock-Based Compensation" (SFAS 123), allows companies to continue following the accounting guidance of APB 25, but requires pro forma disclosure of net income and earnings per share for the effects on compensation expense had the accounting guidance of SFAS 123 been adopted. Compensation (benefit) expense recognized in the consolidated statements of operations and comprehensive income under the SAR Plan, the Equity Ownership Plan and the Purchase Plan for the year ended

AMERISTEEL CORPORATION & SUBSIDIARY
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

December 31, 2001, the nine months ended December 31, 2000, and the year ended March 31, 2000, was $(487) thousand, $748 thousand and $1.0 million, respectively.

     For SFAS 123 purposes, the fair value of each option grant under the Equity Ownership Plan and Purchase Plan has been estimated as of the date of the grant using the following assumptions: risk-free interest rates ranging from 3.9% to 6.7%; expected life ranging from five to seven years; volatility of 0% for options issued prior to January 1, 2000, and 25% for options issued thereafter; and dividend rates of three percent. Using these assumptions, the weighted-average fair value per share of the stock options granted by the Company in the year ended December 31, 2001, was $2.87, which would be amortized as compensation expense over the vesting period of the options.

     Had compensation cost been determined consistent with SFAS 123, utilizing the assumptions detailed above, the Company's net income and earnings per share would have been changed to the following pro forma amounts:

                                                                                         Nine Months
                                                                           Year Ended      Ended       Year Ended
                                                                          December 31,   December31,    March 31,
                                                                             2001           2000         2000
                                                                          ------------   -----------   ----------
                                                                         (US$ in thousands, except per share data)
Net income:
     As reported                                                            $9,972        $2,285        $29,330
     Pro forma                                                               9,839         2,182         29,213

Earnings per common share:
     Basic earnings per common share-
         As reported                                                        $ 0.92        $ 0.22        $  2.80
         Pro forma                                                            0.91          0.21           2.79

Earnings per common share:
              Diluted earnings per common share and common equivalent-
         As reported                                                        $ 0.92        $ 0.22        $  2.78
         Pro forma                                                            0.91          0.21           2.76

     The following tables summarize stock option activity for the year ended December 31, 2001, the nine months ended December 31, 2000, and the year ended March 31, 2000 (amounts in thousands, except per share data):

                                                       Equity Ownership Plan
                                  ---------------------------------------------------------------
                                       Year Ended        Nine Months Ended        Year Ended
                                    December 31, 2001    December 31, 2000      March 31, 2000
                                  -------------------   -------------------   -------------------
                                            Weighted-             Weighted-             Weighted-
                                   Number   Average      Number   Average     Number    Average
                                     of     Exercise      of      Exercise      of      Exercise
                                   Shares    Price       Shares   Price       Shares    Price
                                  -------   ---------   -------   ---------   -------   ---------
                                               (US$ in thousands, except per share data)
Outstanding, beginning of
   period                         204,006     $19.22    176,191     $16.08    172,700    $14.58

Granted                           121,000      13.00     51,900      28.00     56,850     18.00
Exercised                          (9,631)     13.42    (17,314)     13.36    (45,981)    12.85
Forfeited                          (9,535)     19.31     (6,771)     19.83     (7,378)    16.01
                                  -------     ------    -------     ------    -------    ------
Outstanding, end of period        305,840      16.94    204,006      19.22    176,191     16.08
                                  =======               =======               =======
Options vested at end of period    92,977     $15.57     64,389     $14.24     44,370    $12.84
                                  =======               =======               =======
Weighted-average fair value of
   options granted during the
   period                                      $2.87                 $5.00                $2.77

AMERISTEEL CORPORATION & SUBSIDIARY
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

                                                         Purchase Plan
                                  --------------------------------------------------------------
                                      Year Ended       Nine Months Ended         Year Ended
                                   December 31, 2001   December 31, 2000       March 31, 2000
                                  ------------------   ------------------   --------------------
                                           Weighted-            Weighted-              Weighted-
                                  Number   Average     Number   Average      Number    Average
                                    of     Exercise      of     Exercise       of      Exercise
                                  Shares    Price      Shares     Price      Shares      Price
                                  ------   ---------   ------   ---------   --------   ---------
                                            (US$ in thousands, except per share data)
Outstanding, beginning of
   period                          3,468     $12.50     4,788    $12.50      167,241    $12.50

Granted                               --         --        --        --           --        --
Exercised                         (1,644)     12.50    (1,320)    12.50     (158,769)    12.50
Forfeited                             --      12.50        --     12.50       (3,684)    12.50
                                  ------               ------               --------
Outstanding, end of period         1,824     $12.50     3,468    $12.50        4,788    $12.50
                                  ======               ======               ========

Options vested at end of period    1,824     $12.50     3,468    $12.50        4,788    $12.50
                                  ======               ======               ========

     The weighted-average remaining contractual life of the options under the Equity Ownership Plan and the Purchase Plan as of December 31, 2001, is 5.0 years for options granted through 1997 at a price between $12.50 and $18.00 per share, and 7.6 years for those options granted between 1998 and 2000 at a price between $20.00 and $28.00 per share, and 9.5 years for options granted in 2001 at a price of $13.00 per share. The weighted-average exercise price of the options under the Equity Ownership Plan as of December 31, 2001, is $15.80 for options granted through 1997 at a price between $12.50 and $18.00 per share, $24.78 for those options granted between 1998 and 2000 at a price between $20.00 and $28.00 per share, and $13.00 for options granted in 2001 at a price of $13.00 per share. The weighted-average exercise price of the options under the Purchase Plan as of December 31, 2001, is $12.50.

NOTE H -- INCENTIVE COMPENSATION PLANS

     In 1995, the Board of Directors approved a short-term incentive plan to reward key employees who are significant to the Company's long-term success. The awards are based on the Company's actual operating results, as compared to targeted results. The plan provides for annual distributions to participants based on that relationship. The plan is amended annually by the Board of Directors to reflect changes in expected operating results, and to adjust target results accordingly. The plans were based on actual return on capital employed as compared to target return on capital employed. The awards were $1.5 million for the year ended December 31, 2001, $0.9 million for the nine months ended December 31, 2000, and $4.4 million for the year ended March 31, 2000.

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

In April 2001, the Company was notified by the United States Environmental Protection Agency (the "EPA") of an investigation that may identify the Company as one of a group of potential responsible parties (PRPs) in a Superfund Site in Pelham, Georgia. The Pelham site was a fertilizer manufacturer in operation from 1910 through 1992, last operated by Stoller Chemical Company, a now bankrupt corporation. The EPA has claimed that the group of PRPs should reimburse the $15.5 million cost to remediate the site. The Company contests any liability for cleanup of the site

AMERISTEEL CORPORATION & SUBSIDIARY
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

and therefore has not recorded any liability. Should the EPA determine otherwise, the Company does not believe it will have a material adverse effect on the Company.

     In July 2001, a small amount of cesium, a radioactive source, was received from suppliers among scrap material and accidentally melted in the Company's Jacksonville mill furnace. Appropriate regulatory agencies were immediately notified and the contaminated material and equipment were confined. No injuries were reported and the environment was not put at risk due to alarms and procedures in place at the time. Melt shop activities at the Jacksonville mill were immediately halted pending cleanup of contaminated material and equipment. Melt shop operations resumed in early August and the cleanup is complete. The Company is currently evaluating material disposal alternatives. The incident is an insured loss and therefore the Company does not anticipate a material impact to its financial position or results of operations.

     In general, the Company's estimate of remediation costs is based on its review of each site and the nature of the anticipated remediation activities to be undertaken. The Company's process for estimating such remediation costs includes determining for each site the expected remediation methods, and the estimated cost for each step of the remediation. In all such determinations, the Company employs outside consultants and providers of such remedial services to assist in making such determinations. Although the ultimate costs associated with the remediation are not known precisely, the Company estimated the total remaining costs to be approximately $2.9 million with these costs recorded as a liability at December 31, 2001, of which the Company expects to pay approximately $1.1 million within one year.

     Based on past use of certain technologies and remediation methods by third parties, evaluation of those technologies and methods by the Company's consultants and third-party estimates of costs of remediation-related services provided to the Company of which the Company and its consultants are aware, the Company and its consultants believe that the Company's cost estimates are reasonable. Considering the uncertainties inherent in determining the costs associated with the clean-up of such contamination, including the time periods over which such costs must be paid, the extent of contribution by parties which are jointly and severally liable, and the nature and timing of payments to be made under cost sharing arrangements, there can be no assurance the ultimate costs of remediation may not be greater or less than the estimated remediation costs.

NOTE J -- COMMITMENTS

Operating Leases

     The Company leases certain equipment and real property under non-cancelable operating leases. Aggregate future minimum payments under these leases are as follows:

                Year Ending
                December 31,             Amount
                ------------             -------
                         (US$ in thousands)

                2002                     $ 4,542
                2003                       3,850
                2004                       2,902
                2005                       1,994
                2006                       1,460
                Thereafter                   134
                                         -------
                                         $14,882
                                         =======

     Total rent expense was approximately $4.5 million, $3.3 million and $4.1 million, for the year ended December 31, 2001, the nine months ended December 31, 2000 and the year ended March 31, 2000, respectively.

Service Commitments

     The Company has long-term contracts with several raw material suppliers. The Company typically realizes lower costs and improved service from these contracts. The Company believes these raw materials would be readily available in the market without such contracts.

AMERISTEEL CORPORATION & SUBSIDIARY
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

Litigation

     The Company is defending various claims and legal actions that are common to its operations. While it is not feasible to predict or determine the ultimate outcome of these matters, none of them, in the opinion of management, will have a material effect on the Company's financial position or results of operations.

NOTE K -- OTHER (INCOME) EXPENSE, NET

     Other income for the year ended December 31, 2001 includes prior year tax refunds ($.7 million income), expenses relating to the melting of a small amount of cesium at the Jacksonville mill ($.4 million expense), a settlement with electrode suppliers ($2.8 million income), and the loss on sale of marketable securities ($2.0 million expense.)

     Other expense for the nine months ended December 31, 2000, includes startup costs at the Knoxville mill's melt shop ($3.0 million expense).

     Other expense for the year ended March 31, 2000 includes a settlement with electrode suppliers ($5.8 million income) offset by expenses relating to the change of control ($8.3 million).

NOTE L - SEGMENT INFORMATION

     The Company follows SFAS No. 131, "Disclosures About Segments of an Enterprise and Related Information" (SFAS 131). SFAS 131 establishes standards for the way that public business enterprises report information about operating segments in annual financial statements and requires that those enterprises report selected information about operating segments in interim financial reports. SFAS 131 also establishes standards for related disclosures about products and services, geographic areas and major customers.

     The Company is organized into two primary business segments: (a) Mill Operations and (b) Steel Fabrication. Steel products sold to the fabricating divisions are sold at market prices with intracompany transactions eliminated upon consolidation. Performance is evaluated and resources allocated based on specific segment requirements and measurable factors. Segment assets are those assets that are specifically identified with the operations in each operational segment. Corporate assets include primarily cash, a portion of goodwill, assets held for sale, some property, plant and equipment, deferred income taxes and deferred financing costs. Corporate expense includes corporate headquarters staff, including executive management, human resources, finance and accounting, procurement and environmental, and management information systems. Included in these respective areas are payroll costs, travel and entertainment, professional fees and other costs that may not be directly attributable to either specific segment.

     Operational results and other financial data for the two manufacturing segments for the year ended December 31, 2001, the nine months ended December 31, 2000, and the year ended March 31, 2000, are presented below (in thousands):

                                                            Steel
Year Ended December 31, 2001            Mill Operations   Fabrication   Total Segments
                                        ---------------   -----------   --------------
                                                     (US$ in thousands)
Revenue from external customers            $368,464        $278,958        $647,422
Intracompany revenues                       188,922              --         188,922
Depreciation and amortization expense        26,718           4,659          31,377
Segment profit                               19,674          13,008          32,682
Segment assets                              478,083         113,728         591,811
Additions to long-lived assets               17,436           3,748          21,184

                                                             Steel
Nine Months Ended December 31, 2000     Mill Operations   Fabrication   Total Segments
                                        ---------------   -----------   --------------
                                                     (US$ in thousands)
Revenue from external customers            $290,470        $212,624        $503,094
Intracompany revenues                       149,455              --         149,455
Depreciation and amortization expense        19,534           2,960          22,494
Segment profit                                3,825          17,861          21,686
Segment assets                              466,950         108,227         575,177
Additions to long-lived assets               27,125           4,168          31,293

AMERISTEEL CORPORATION & SUBSIDIARY
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

                                                            Steel
Year Ended March 31, 2000               Mill Operations   Fabrication   Total Segments
                                        ---------------   -----------   --------------
                                                      (US$ in thousands)
Revenue from external customers            $ 427,192       $ 279,582      $ 706,774
Intracompany revenues                        178,364              --        178,364
Depreciation and amortization expense         22,821           3,626         26,447
Segment profit                                51,733          31,070         82,803

     Reconciliation of reportable segments to consolidated total:

                                                               Nine Months
                                                 Year Ended      Ended
                                                December 31,   December 31,    Year Ended
                                                    2001           2000       March 31, 2000
                                                ------------   ------------   --------------
                                                             (US$ in thousands)
Revenues
Total segments revenues                          $ 836,344      $ 652,549       $ 885,138
Elimination of intersegment revenues              (188,922)      (149,455)       (178,364)
                                                 ---------      ---------       ---------
   Consolidated revenues                         $ 647,422      $ 503,094       $ 706,774
                                                 =========      =========       =========

Depreciation and amortization
Total segments depreciation and amortization     $  31,377      $  22,494       $  26,447
Corporate depreciation and amortization              1,720          1,359           2,359
                                                 ---------      ---------       ---------
   Consolidated depreciation and amortization    $  33,097      $  23,853       $  28,806
                                                 =========      == ======       =========

Profit
Total segments profit                            $  32,682      $  21,686       $  82,803
Other profit or loss                                (1,079)         2,738           2,518
Elimination of intersegment profits                   (480)        (2,758)         (3,306)
Unallocated amounts:
   Other corporate income (expense)                    768         (3,595)        (11,626)
   Unallocated interest expense                    (12,227)       (12,040)        (14,812)
   Unallocated taxes                                (9,692)        (3,746)        (23,922)
   Extraordinary items                                  --             --          (2,325)
   Preferred stock dividends                          (523)            --              --
                                                 ---------      ---------       ---------
   Consolidated profit                           $   9,449      $   2,285       $  29,330
                                                 =========      =========       =========

Assets
Total segments assets                            $ 591,811      $ 575,177
Elimination of intersegment receivables            (12,493)       (10,793)
Other unallocated assets                            24,274         27,075
                                                 ---------      ---------
   Consolidated assets                           $ 603,592      $ 591,459
                                                 =========      =========

Expenditures for long-lived assets
Total segments expenditures                      $  21,184      $  31,293
Corporate expenditures                                 495             24
                                                 ---------      ---------
   Consolidated expenditures for
      long-lived assets                          $  21,679      $  31,317
                                                 =========      =========

               REPORT OF INDEPENDENT CERTIFIED PUBLIC ACCOUNTANTS

To AmeriSteel Corporation:

We have audited the accompanying consolidated statements of financial position of AmeriSteel Corporation (a Florida corporation) and subsidiary as of December 31, 2001 and 2000, and the related consolidated statements of operations and comprehensive income, shareholders' equity and cash flows for the year ended December 31, 2001, the nine months ended December 31, 2000, and the year ended March 31, 2000. These financial statements are the responsibility of the Company's management. Our responsibility is to express an opinion on these financial statements based on our audits.

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

In our opinion, the financial statements referred to above present fairly, in all material respects, the financial position of AmeriSteel Corporation and subsidiary as of December 31, 2001 and 2000, and the results of their operations and their cash flows for the year ended December 31, 2001, the nine months ended December 31, 2000, and the year ended March 31, 2000, in conformity with accounting principles generally accepted in the United States.

                                                             ARTHUR ANDERSEN LLP

Tampa, Florida,
   January 14, 2002

     ITEM 9. CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND
                               FINANCIAL DISCLOSURES

     None.

                                    PART III
                                    --------

           ITEM 10. DIRECTORS AND EXECUTIVE OFFICERS OF THE REGISTRANT

     The information required with respect to Directors and Executive Officers is to be included in the Information Statement that will be submitted to shareholders prior to April 30, 2002, and is incorporated herein by reference.

                         ITEM 11. EXECUTIVE COMPENSATION

     The information required with respect to Executive Compensation is to be included in the Information Statement that will be submitted to shareholders prior to April 30, 2002, and is incorporated herein by reference.

     ITEM 12. SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT

     The information required with respect to Security Ownership of Certain Beneficial Owners and Management is to be included in the Information Statement that will be submitted to shareholders prior to April 30, 2002, and is incorporated herein by reference.

               ITEM 13. CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS

     The information required with respect to Certain Relationships and Related Party Transactions is to be included in the Information Statement that will be submitted to shareholders prior to April 30, 2002, and is incorporated herein by reference.

                                    PART IV
                                    -------

    ITEM 14. EXHIBITS, FINANCIAL STATEMENT SCHEDULES, AND REPORTS ON FORM 8-K

(a) (1) The following financial statements of AmeriSteel Corporation as of the dates and for the periods indicated are filed as part of this report:

       Consolidated Statements of Financial Position          December 31, 2001 and 2000

       Consolidated Statements of Operations                  Year ended December 31, 2001, nine-months ended
                                                              December 31, 2000 and year ended March 31, 2000

       Consolidated Statements of Shareholders' Equity        Year ended December 31, 2001, nine-months ended
                                                              December 31, 2000 and year ended March 31, 2000

       Consolidated Statements of Cash Flows                  Year ended December 31, 2001, nine-months ended
                                                              December 31, 2000 and year ended March 31, 2000

       Report of Independent Certified Public Accountants -   January 14, 2002

     (2) The following financial statement schedules of AmeriSteel Corporation are filed as part of this report: None

     All schedules for which provision is made in the applicable accounting regulation of the Securities and Exchange Commission are not required under the related instructions or are inapplicable and, therefore, have been omitted.

(b)  Reports on Form 8-K.

     During the quarter ended December 31, 2001 the Company filed a current report on Form 8-K dated December 28, 2001 to report the purchase of assets of the Cartersville, Georgia mill from Birmingham Steel Corporation and Birmingham Southeast LLC.

(c) The exhibits to this report are indexed below and are filed or incorporated by reference as part of this report:

EXHIBIT
NUMBER                          DESCRIPTION OF DOCUMENT
------                          -----------------------

3.1 -- Articles of Incorporation, as amended to date (incorporated by reference to Exhibit 3.1 to the Company's Interim Report on Form 10-Q for the period ended March 31, 2001)

3.2 -- Amended and Restated Bylaws (incorporated by reference to Exhibit 3.2 to the Company's Registration Statement on Form S-1, as amended, Registration Statement No. 333-37679)
10.1 -- AmeriSteel Equity Ownership Plan (incorporated by reference to Exhibit 10 to the Company's Annual Report on Form 10-K for the year ended March
         31, 1996)
10.2 -- AmeriSteel Strategic Value Added Executive Short-Term Incentive Plan (incorporated by reference to Exhibit 10 to the Company's Annual Report on Form 10-K for the year ended March 31, 1996)
10.3 -- Second Amended and Restated Credit Agreement dated September 13, 2000 by and among the Company, Bank of America, N.A., SunTrust Bank, PNC Bank, National Association, The Bank of Tokyo-Mitsubishi, Ltd., New York Branch and certain other lenders (incorporated by reference to Exhibit
        2.5 to the Company's Registration Statement on Form 8-A filed with the Securities and Exchange Commission on October 20, 2000 (Commission File
         No. 000-21095))
10.4 -- AmeriSteel Stakeholder Plan (incorporated by reference to Exhibit 10.6 to the Company's Annual Report on Form 10-K for the year ended March 31,
        2000)
10.5 -- First Amendment to AmeriSteel Equity Ownership Plan (incorporated by reference to Exhibit 10.5 to the Company's Annual Report on Form 10-K for the nine months ended December 31, 2000)
10.6 -- Second Amendment to AmeriSteel Equity Ownership Plan(incorporated by reference to Exhibit 10.6 to the Company's Annual Report on Form 10-K for the nine months ended December 31, 2000)
10.7 -- First Amendment to AmeriSteel Strategic Value Added Executive Short-Term Incentive Plan (incorporated by reference to Exhibit 10.7 to the Company's Annual Report on Form 10-K for the nine months ended December 31, 2000)
10.8 -- Second Amendment to AmeriSteel Strategic Value Added Executive Short-Term Incentive Plan (incorporated by reference to Exhibit 10.8 to the Company's Annual Report on Form 10-K for the nine months ended December 31, 2000)
10.9 -- Third Amendment to AmeriSteel Strategic Value Added Executive Short-Term Incentive Plan (incorporated by reference to Exhibit 10.9 to the Company's Annual Report on Form 10-K for the nine months ended December 31, 2000)
10.10 --Third Amendment to AmeriSteel Equity Ownership Plan (incorporated by reference to Appendix to the Company's Annual Information Statement on Form 14-C on April 30, 2001)
10.11 --Fourth Amendment to AmeriSteel Strategic Value Added Executive Short-Term Incentive Plan
23   -- Consent of Arthur Andersen LLP
99.1 -- Letter to Commission Pursuant to Temporary Note 3T

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

                         AMERISTEEL CORPORATION


                     By: /s/ Phillip E. Casey                March 21, 2002
                     -----------------------------------------------------------
                     Phillip E. Casey, President and Chief Executive Officer

     Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the Registrant and in the capacities and on the dates indicated.

                    Name                                         Title
-----------------------------------------------------   ------------------------


/s/ Jorge Gerdau Johannpeter           March 21, 2002   Chairman of the Board
-----------------------------------------------------
Jorge Gerdau Johannpeter                     Date


/s/ Phillip E. Casey                   March 21, 2002   President
-----------------------------------------------------
Phillip E.Casey                              Date       Chief Executive Officer;
                                                        Director


/s/ Frederico C. Gerdau Johannpeter    March 21, 2002   Director
-----------------------------------------------------
Frederico C. Gerdau Johannpeter              Date


/s/ Klaus Gerdau Johannpeter           March 21, 2002   Director
-----------------------------------------------------
Klaus Gerdau Johannpeter                     Date


/s/ Andre Bier Johannpeter             March 21, 2002   Director
-----------------------------------------------------
Andre Bier Johannpeter                       Date


/s/ Germano Gerdau Johannpeter         March 21, 2002   Director
-----------------------------------------------------
Germano Gerdau Johannpeter                   Date


/s/ Carlos J. Petry                    March 21, 2002   Director
-----------------------------------------------------
Carlos J.Petry                               Date


/s/ Tom J. Landa                       March 21, 2002   Vice President; Chief
-----------------------------------------------------   Financial Officer and
Tom J.Landa                                  Date       Secretary (Principal
                                                        Financial Officer and
                                                        Principal Accounting
                                                        Officer); Director