Form 10-Q
period 2002-03-31
AMERISTEEL CORP
filed 2002-05-09
CIK 37661

                      SECURITIES AND EXCHANGE COMMISSION
                               Washington, D.C.
                                     20549

                                   FORM 10-Q


             [X] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15 (d)
                    OF THE SECURITIES EXCHANGE ACT OF 1934

                     For the Quarter Ended March 31, 2002

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

                               Yes [X]   No  [_]

     As of April 30, 2002 the registrant had 10,336,811 shares, $.01 par value, Common Stock outstanding.

                        PART I -- FINANCIAL INFORMATION
                        -------------------------------

ITEM I. FINANCIAL STATEMENTS

AMERISTEEL CORPORATION & SUBSIDIARY
CONSOLIDATED STATEMENTS OF FINANCIAL POSITION
     (US$ in thousands)

                                                                       March 31,        December 31,
                                                                         2002               2001
                                                                     (Unaudited)
                                                                     -----------        ------------
        ASSETS
        CURRENT ASSETS
              Cash and cash equivalents                               $     4,155       $     5,087
              Accounts receivable, less allowance of $1,832
                and $1,682 at March 31, 2002 and December 31,
                2001, respectively, for estimated losses                   81,842            60,458
              Inventories                                                 143,373           142,895
              Deferred tax assets                                           4,980             4,980
              Other current assets                                            928               940
                                                                      -----------       -----------
        TOTAL CURRENT ASSETS                                              235,278           214,360

        ASSETS HELD FOR SALE                                                6,550             6,550

        PROPERTY, PLANT AND EQUIPMENT
              Land and improvements                                        22,278            21,988
              Building and improvements                                    56,981            51,915
              Machinery and equipment                                     376,403           374,401
              Construction in progress                                     13,682            12,725
                                                                      -----------       -----------
                                                                          469,344           461,029
              Less allowances for depreciation                           (164,685)         (157,879)
                                                                      -----------       -----------
              NET PROPERTY, PLANT AND EQUIPMENT                           304,659           303,150
        GOODWILL                                                           77,731            77,731
        DEFERRED FINANCING COSTS                                            1,648             1,760
        OTHER ASSETS                                                           42                41
                                                                      -----------       -----------
        TOTAL ASSETS                                                  $   625,908       $   603,592
                                                                      ===========       ===========

        See notes to consolidated financial statements

AMERISTEEL CORPORATION & SUBSIDIARY
CONSOLIDATED STATEMENTS OF FINANCIAL POSITION -- continued
     (US$ in thousands, except share data)

                                                                                       March 31,      December 31,
                                                                                          2002            2001
                                                                                      (Unaudited)
                                                                                     -------------    ------------
     LIABILITIES AND SHAREHOLDERS' EQUITY
     CURRENT LIABILITIES
         Trade accounts payable                                                            $ 61,226        $ 59,768
         Accrued salaries, wages and employee benefits                                       17,095          16,826
         Environmental remediation                                                            1,078           1,120
         Other current liabilities                                                            5,337           4,655
         Interest payable                                                                       875           1,647
         Current maturities of long-term borrowings                                          25,569          25,598
                                                                                           --------        --------
     TOTAL CURRENT LIABILITIES                                                              111,180         109,614

     LONG-TERM BORROWINGS, LESS CURRENT MATURITIES                                          204,769         186,344

     OTHER LIABILITIES                                                                       26,192          26,548

     DEFERRED TAX LIABILITIES                                                                44,728          44,516

     SHAREHOLDERS' EQUITY
         Common Stock, $.01 par value; 100,000,000 authorized; 10,337,839 and and 10,338,816 shares outstanding at March 31, 2002 and December 31,
           2001, respectively                                                                   103             103
         Redeemable Preferred Stock, $.01 par value; 10,000,000 authorized;
           none issued and outstanding                                                            -               -
         Capital in excess of par                                                           157,034         157,051
         Retained earnings                                                                   81,747          79,579
         Accumulated other comprehensive income (loss)                                          155            (163)
                                                                                           --------        --------
                     TOTAL SHAREHOLDERS' EQUITY                                             239,039         236,570
                                                                                           --------        --------
     TOTAL LIABILITIES AND SHAREHOLDERS' EQUITY                                            $625,908        $603,592
                                                                                           ========        ========

                See notes to consolidated financial statements

AMERISTEEL CORPORATION & SUBSIDIARY
CONSOLIDATED STATEMENTS OF INCOME
         (US$ in thousands except per share data)

                                                                           Three Months Ended
                                                                    March 31, 2002    March 31, 2001
                                                                     (Unaudited)       (Unaudited)
                                                                    -------------     -------------
GROSS SALES                                                               $ 171,579       $ 159,180

Operating Expenses:
       Cost of sales, excluding depreciation                                148,126         141,256
       Selling and administrative                                             9,376           7,389
       Depreciation                                                           6,967           6,837
       Amortization of goodwill                                                   -           1,111
       Other operating expense                                                  780               -
                                                                          ---------       ---------
                                                                            165,249         156,593
                                                                          ---------       ---------

INCOME FROM OPERATIONS                                                        6,330           2,587

Other Expenses:
       Interest                                                               2,605           3,840
       Amortization of deferred financing costs                                 112             110
                                                                          ---------       ---------
                                                                              2,717           3,950
                                                                          ---------       ---------

INCOME (LOSS) BEFORE INCOME TAXES                                             3,613          (1,363)

Income taxes                                                                  1,445            (101)
                                                                          ---------       ---------

NET INCOME (LOSS)                                                         $   2,168       $  (1,262)
                                                                          =========       =========

PER COMMON SHARE - BASIC                                                  $     .21       $    (.12)

PER COMMON SHARE - DILUTED                                                $     .21       $    (.12)

Weighted average number of common shares outstanding                         10,339          10,740

Weighted average number of common and common
       equivalent shares outstanding                                         10,366          10,740

Other comprehensive income, net of tax:
       Net income (loss)                                                  $   2,168       $  (1,262)
       Other comprehensive income (loss):
            Unrealized loss on marketable securities                              -          (1,023)
            Unrealized gain on derivative financial instruments                 318               -
                                                                          ---------       ---------
       Comprehensive income                                               $   2,486       $  (2,285)
                                                                          =========       =========

See notes to consolidated financial statements

AMERISTEEL CORPORATION & SUBSIDIARY
CONSOLIDATED STATEMENTS OF CASH FLOWS
       (US$ in thousands)

                                                                                       Three Months Ended
                                                                                 March 31, 2002   March 31, 2001
                                                                                  (Unaudited)      (Unaudited)
                                                                                  -----------      -----------
OPERATING ACTIVITIES
Net income (loss)                                                                     $  2,168        $  (1,262)
Adjustments to reconcile net income to net cash
  Provided by operating activities:
     Depreciation and amortization                                                       7,079            8,058
     Other                                                                                 371               53
Changes in operating assets and liabilities:
     Accounts receivable                                                               (21,384)          (9,722)
     Inventories                                                                          (478)          11,666
     Other assets                                                                           11              259
     Current and other liabilities                                                       1,557           10,718
                                                                                      --------        ---------
NET CASH (USED IN) PROVIDED BY OPERATING ACTIVITIES                                    (10,676)          19,770
INVESTING ACTIVITIES
     Additions to property, plant and equipment                                         (8,705)          (8,430)
     Proceeds from sales of property, plant and equipment                                   70                3
     Proceeds from sale of assets held for sale                                              -              510
                                                                                      --------        ---------
NET CASH USED IN INVESTING ACTIVITIES                                                   (8,635)          (7,917)
                                                                                      --------        ---------
FINANCING ACTIVITIES
     Proceeds from (payments of) short term and long term borrowings, net               18,396          (41,078)
     Additions to deferred financing costs                                                   -               (3)
     Proceeds from issuance of preferred stock                                               -           10,000
     Proceeds from issuance of common stock                                                 12           15,146
     Redemption of common stock                                                            (29)            (360)
                                                                                      --------        ---------
NET CASH PROVIDED BY (USED IN) FINANCING ACTIVITIES                                     18,379          (16,295)
                                                                                      --------        ---------
DECREASE IN CASH AND CASH EQUIVALENTS                                                     (932)          (4,442)

Cash and cash equivalents at beginning of period                                         5,087            5,956
                                                                                      --------        ---------
CASH AND CASH EQUIVALENTS AT END OF PERIOD                                            $  4,155        $   1,514
                                                                                      ========        =========

SUPPLEMENTAL DISCLOSURE OF NON-CASH FINANCING ACTIVITIES
Accumulated other comprehensive income (loss)                                         $    318        $  (1,023)
                                                                                      ========        =========

See notes to consolidated financial statements

AMERISTEEL CORPORATION & SUBSIDIARY
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

NOTE  A -- BASIS OF PRESENTATION

The consolidated financial statements include the accounts of AmeriSteel Corporation ("AmeriSteel"), a Florida corporation, and its majority owned subsidiary, AmeriSteel Bright Bar, Inc. ("ABB"), a Florida corporation (together, the "Company") after elimination of all significant intercompany balances and transactions. The Company operates in the steel production and fabrication industry. Its headquarters are located in Tampa, Florida, and its operations are located throughout the eastern half of the United States.

The Company is a majority-owned subsidiary of FLS Holdings, Inc. ("FLS"), whose only business is to own common stock of the Company. FLS, which owns 87% of the common stock of the Company, is a wholly-owned subsidiary of Brazilian steel manufacturer, Gerdau S.A. ("Gerdau"), through one of Gerdau's subsidiaries, Gerdau U.S.A., Inc. ("GUSA"). GUSA acquired 88% of FLS in September 1999, resulting in a change of control, and the remaining 12% in September 2000, in each instance from Kyoei Steel Ltd. An institutional investor owns approximately 4% of the common stock of the Company. Executives and other employees own the remaining 9% of the Company's common stock. Push-down accounting has not been applied to the financial statements of the Company as a result of a change of control in September 1999, therefore the historical cost basis of the Company's assets have not been changed.

On March 13, 2001, AmeriSteel formed ABB. On April 2, 2001, ABB merged with American Bright Bar of Orrville, Ohio, a producer of cold drawn flat bars. ABB acquired all of American Bright Bar's outstanding shares.

On December 28, 2001, the Company acquired certain assets and assumed certain liabilities of the Cartersville, Georgia mill ("Cartersville"), a producer of structural steel products, from Birmingham Steel Corporation. In a separate transaction on the same date, the Company acquired certain assets that were being leased by Cartersville from the existing lessor group for cash and negotiated a new operating lease. The transactions are accounted for as a business combination.

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

These condensed financial statements should be read in conjunction with the financial statements and the notes thereto included in the Company's latest annual report on Form 10-K. The results of the three months ended March 31, 2002 are not necessarily indicative of the results to be expected for future periods.

NOTE  B - SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

Earnings per Common Share: Basic earnings per common share is based upon the
-------------------------
weighted average number of common shares outstanding during the period and the diluted earnings per common share is based upon the weighted average number of common shares plus the dilutive common equivalent shares outstanding during the period. Approximately 128,000 anti-dilutive shares are not included in determining the common equivalent shares outstanding. The following is a reconciliation of the basic and diluted earnings per common share computations shown on the face of the accompanying consolidated statements of income (in thousands, except per share data):

AMERISTEEL CORPORATION & SUBSIDIARY
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS - (CONTINUED)

                                                                      Three Months Ended
                                                                          March 31,
                                                                   2002               2001
                                                               (unaudited)        (unaudited)
                                                             ---------------   -----------------
  Net income (loss) applicable to common stock                       $ 2,168             $(1,262)

  Weighted average number of common shares
    Outstanding                                                       10,339              10,740
  Dilutive effect of stock option plans                                   27                   -
                                                                     -------             -------
  Weighted average number of common and common
    equivalent shares outstanding                                     10,366              10,740

  Basic EPS:
        Net income (loss) applicable to common stock                 $   .21             $  (.12)
                                                                     -------             -------

  Diluted EPS:
        Net income (loss) applicable to common stock                 $   .21             $  (.12)
                                                                     -------             -------

Other comprehensive income:  Other comprehensive income represents the
---------------------------
unrealized loss on marketable securities held for sale and the unrealized gain on hedging financial instruments.

Recent accounting pronouncements: In July 2001, the Financial Accounting
---------------------------------
Standards Board ("FASB") issued SFAS No. 142 "Goodwill and Other Intangible Assets" (SFAS 142). SFAS 142 provides that goodwill and intangible assets which have indefinite useful lives will not be amortized but rather will be tested at least annually for impairment. The provisions of SFAS 142 are effective for fiscal years beginning after December 15, 2001. At December 31, 2001, the Company did not have indefinite lived intangible assets other than goodwill and did not have any intangible assets with definite lives. The Company has adopted SFAS 142 and will no longer amortize goodwill resulting in improved income from operations of approximately $1.1 million in the quarter ended March 31, 2002, and $4.4 million annually, or $.43 per basic common share, in 2002. SFAS 142 prescribes a two-phase process for impairment testing of goodwill. The first phase, required to be completed by June 30, 2002, screens for impairment while the second phase (if necessary), required to be completed by December 31, 2002, measures the impairment. The Company completed its first phase impairment analysis during the current quarter and found no instances of impairment of its recorded goodwill; accordingly, the second testing phase, absent future indications of impairment, is not necessary during 2002.

Derivatives:  The Company has adopted Statement of Financial Accounting
------------
Standards No. 133 (SFAS No. 133), "Accounting for Derivative Instruments and Hedging Activities", as amended by SFAS 137 and SFAS 138 ("SFAS 133"). SFAS 133 establishes accounting and reporting standards for derivative financial instruments and requires that derivative instruments be recorded in the balance sheet as either an asset or liability measured at their fair value. SFAS 133 allows that changes in the derivative fair values that are designated effective and qualify as cash flow hedges can be deferred and recorded as a component of accumulated other comprehensive income until the hedged transactions occur and are recognized in earnings. The ineffective portion of a hedging derivative's change in fair value will be immediately recognized in earnings. For derivative instruments that do not qualify as cash flow hedges, SFAS 133 requires that changes in the derivative fair values be recognized in earnings in the period of change.

In order to reduce its exposure to interest rate fluctuations, the Company entered into interest rate swap agreements in August and September 2001 that are considered cash flow hedges. The interest rate swaps have a notional value of $55 million with the Company paying a fixed interest rate (ranging between 4.75% and 5.28%) and receiving a variable interest rate based on three-month LIBOR. The underlying hedged instruments are specific tranches of LIBOR based revolving credit and term loan borrowings under the Company's Revolving Credit Agreement. The Company tests effectiveness of the swaps on a quarterly basis using the "change in fair value" method prescribed by SFAS 133. Each period, the fair value of the interest rate swap agreements is

AMERISTEEL CORPORATION & SUBSIDIARY
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS - (CONTINUED)

recorded on the balance sheet. The effective portion of the swap agreements is deferred in accumulated other comprehensive income until the hedged transaction occurs and is recognized in income. The ineffective portion of the swap agreements is recognized in income immediately.

NOTE C -- INVENTORIES

Inventories consist of the following:
  (US$ in thousands)

                                              March 31, 2002      December 31, 2001
                                               (Unaudited)
                                           --------------------  --------------------
      Finished goods                                  $ 89,580              $ 89,798
      Work-in-process                                   12,154                11,839
      Raw materials and operating supplies              41,639                41,258
                                                      --------              --------
                                                      $143,373              $142,895
                                                      --------              --------

NOTE D -- BORROWINGS

Long-term borrowings consist of the following:
  (US$ in thousands)

                                              March 31, 2002      December 31, 2001
                                               (Unaudited)
                                           --------------------  --------------------
      Term Loan                                       $ 87,500              $ 93,750
      Revolving Credit Agreement                       104,800                80,000
      Industrial Revenue Bonds                          33,195                33,195
      Subsidiary Debt                                    3,797                 3,867
      TVA Loan                                             958                 1,009
      Capital Lease                                         88                   121
                                                      --------              --------
        Total Borrowings                               230,338               211,942
      Less Current Maturities                          (25,569)              (25,598)
                                                      --------              --------
        Total long-term borrowings                    $204,769              $186,344
                                                      --------              --------

The Company's primary financial obligation outstanding as of March 31, 2002 was a $285 million credit facility (the "Revolving Credit Agreement") that includes a $100 million term loan that began amortizing at the rate of 25% per year in December 2001 and a $185 million revolving loan. It is collateralized by first priority security interests in substantially all accounts receivable and inventory of the Company as well as a lien on the Company's Charlotte Mill property, plant and equipment. Loans under the Revolving Credit Agreement bear interest at a per annum rate equal to one of several rate options (LIBOR, Fed Funds, or Prime Rate) based on the facility chosen at the time of borrowing plus an applicable margin determined by tests of performance from time

AMERISTEEL CORPORATION & SUBSIDIARY
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS - (CONTINUED)

to time. The rate options for the tranches being hedged are always the same. The effective interest rate on the Revolving Credit Agreement at March 31, 2002 was approximately 3.8%.

Subsidiary Debt represents a bank loan of ABB secured by its machinery and equipment. The loan matures in 2011 with amortization payments that began in July 2001. The loan currently bears interest at the rate of approximately 8.5% per year with the rate scheduled to reset June 2002 and every three years thereafter based on prime plus 1%. The Company is a guarantor of the loan.

NOTE E -- ENVIRONMENTAL MATTERS

As the Company is involved in the manufacture of steel, it produces and uses certain substances that may pose environmental hazards. The principal hazardous waste generated by current and past operations is Emission Control ("EC") dust, a residual from the production of steel in electric arc furnaces. Environmental legislation and regulation at both the federal and state level over EC dust is subject to change, which may change the cost of compliance. While EC dust is generated in current production processes, such EC dust is being collected, handled and disposed of in a manner that management believes meets all current federal and state environmental regulations. The costs of collection and disposal of EC dust are being expensed as operating costs when incurred. In addition, the Company has handled and disposed of EC dust in other manners in previous years, and is responsible for the remediation of certain sites where such EC dust was generated and/or disposed.

In April 2001, the Company was notified by the United States Environmental Protection Agency (the "EPA") of an investigation that may identify the Company as a potential responsible party in a Superfund Site in Pelham, Georgia. The Pelham site was a fertilizer manufacturer in operation from 1910 through 1992, lastly operated by Stoller Chemical Company, a now bankrupt corporation. The Company objects to its inclusion as a PRP in this site. The EPA has recently offered a settlement to the named PRPs. Under the settlement offer, the Company's allocation is approximately $1.8 million. The Company is currently reviewing the settlement offer and its alternatives.

In July 2001, a small amount of cesium, a radioactive source, was received from suppliers among scrap material and accidentally melted in the Company's Jacksonville mill furnace. Appropriate regulatory agencies were immediately notified and the contaminated material and equipment were confined. No injuries were reported and the environment was not put at risk due to alarms and procedures in place at the time. Melt shop activities at the Jacksonville mill were immediately halted pending cleanup of contaminated material and equipment. Melt shop operations resumed in early August and cleanup has been completed. The Company is currently in the process of disposing of incident contaminated material through regulated means. The incident is an insured loss and therefore the Company does not anticipate a material impact to its financial position or results of operations.

In general, the Company's estimate of remediation costs is based on its review of each site and the nature of the anticipated remediation activities to be undertaken. The Company's process for estimating such remediation costs includes determining for each site the expected remediation methods, and the estimated cost for each step of the remediation. In all such determinations, the Company employs outside consultants and providers of such remedial services to assist in making such determinations. Although the ultimate costs associated with the remediation are not known precisely, the Company estimated the total remaining costs to be approximately $2.8 million with these costs recorded as a liability at March 31, 2002, of which the Company expects to pay approximately $1.1 million within one year.

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

ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION

Factors That May Affect Operating Results
-----------------------------------------

This report contains certain forward-looking statements that are based on the beliefs of the Company's management, as well as assumptions made by, and information currently available to, the Company's management. Such statements include, among others, (i) the highly cyclical nature and seasonality of the steel industry, (ii) the fluctuations in the cost and availability of raw materials, (iii) the possibility of excess production capacity, (iv) global econometrics and the potential for unfair dumping of imports, (v) the risks associated with potential acquisitions, (vi) further opportunities for industry consolidation, (vii) the impact of inflation, (viii) the potential costs of environmental compliance, and (ix) the fluctuations in the cost of electricity. Because such statements involve risks and uncertainties, actual actions and strategies and the timing and expected results thereof may differ materially from those expressed or implied by such forward-looking statements. The following presentation of management's discussion and analysis of the Company's financial condition and results of operations should be read in conjunction with the Company's Annual Report on Form 10-K as filed with the Securities and Exchange Commission.

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

AMERISTEEL CORPORATION
SUMMARY CONSOLIDATED STATEMENTS OF CASH FLOWS
(in thousands, except per to and per share data)

                                                         Three Months Ended
                                                  March 31, 2002    March 31, 2001

                                                    (unaudited)      (unaudited)
                                                  ---------------  ----------------
Gross sales                                            $171,579          $159,180
   Cost of sales                                        148,126           141,256
   Cost of sales as percent of net sales                   86.3%             88.7%
   Selling and administrative                             9,376             7,389
   Depreciation                                           6,967             6,837
   Amortization of goodwill                                   -             1,111
   Other operating expense                                  780                 -
                                                       --------          --------
                                                        165,249           156,593
                                                       --------          --------
Income from operations                                    6,330             2,587
   Interest expense                                       2,605             3,840
   Amortization of deferred finance costs                   112               110
                                                       --------          --------
Income (loss) before income taxes                         3,613            (1,363)
Income taxes                                              1,445              (101)
                                                       --------          --------
Net income (loss)                                      $  2,168          $ (1,262)
                                                       --------          --------
EPS - Basic applicable to common stock                 $    .21          $   (.12)
EPS - Diluted applicable to common stock               $    .20          $   (.12)
EBITDA*                                                $ 13,540          $ 10,603
EBITDA margin                                               7.9%              6.7%
Capital expenditures                                      8,705             8,430
Ratio of EBITDA to interest expense                        5.2x              2.8x
EBITDA - (ttm)**                                       $ 69,576          $ 54,741
Ratio of total debt to EBITDA (ttm)                       3.39x             3.49x
Shipped Tons
------------
   Stock rebar                                              173               183
   Merchant bar                                             212               151
   Rods                                                      29                23
                                                       --------          --------
          Subtotal mill finished goods                      414               357
Fabricated rebar                                            105               113
Billets                                                      11                15
                                                       --------          --------
          Total shipped tons                                530               485
                                                       ========          ========
Average Selling Prices ($ Per Ton)
----------------------------------
Mill finished goods
   Stock rebar                                         $    262          $    264
   Merchant bar                                             282               291
   Rods                                                     289               286
                                                       --------          --------
          Average mill finished goods                       267               276
Fabricated rebar                                            424               430
Billets                                                     194               199
   Average mill finished goods prices (per ton)        $    267          $    276
   Average yielded scrap cost (per ton)                      84                87
                                                       --------          --------
   Average metal spread (per ton)                      $    183          $    189
                                                       ========          ========
   Average mill conversion costs (per ton)             $    128          $    127
                                                       ========          ========

AMERISTEEL CORPORATION
SUMMARY CONSOLIDATED FINANCIAL INFORMATION (CONT.)

                                                          March 31, 2002        March 31, 2001
(US$000s)                                                  (unaudited)            (unaudited)
                                                           -----------            -----------
Total current assets                                         $235,278               $219,986
Net property, plant & equipment                               304,659                278,614
Total assets                                                  625,908                583,625
Current maturities of LT borrowings                            25,569                 12,819
Total current liabilities                                     111,180                 91,229
Long term borrowings                                          204,769                176,729
Total liabilities                                             386,869                333,646
Shareholders' equity                                          239,039                249,979

Current ratio                                                    2.1x                   2.4x
Debt to capital ratio                                            49.1%                  43.1%

*EBITDA (earnings before interest taxes depreciation and amortization) excludes non-cash charges. For the March 2002 period, non-cash charges included property disposals of $243 and $1,292 in the March 2002 quarter and ttm ended March 31, 2002, respectively, and $2,005 investment write-down in the ttm ended March 2002. For the March 2001 period, non-cash charges included property disposals of $44 and $320 in the March 2001 quarter and ttm ended March 31, 2001, respectively, and start-up costs of $2.5 million in the ttm ended March 31, 2001 relating to the Knoxville meltshop.
** ttm = trailing twelve months

The above summary financial data should be read in conjunction with the Company's Annual Report on Form 10-K as filed with the Securities and Exchange Commission. Historical results are not necessarily indicative of the results to be expected for the current year.

Gross Sales: For the three month periods ended March 31, 2002 finished tons
-----------
shipped volume increased while prices declined relative to the same period in the prior year. Average selling prices for rebar and merchant products were at 15 year lows primarily as a result of high levels of dumped foreign steel and the general economic slowdown. Recent implementation of Section 201 of the Trade Act of 1974 have resulted in tariffs of 15% on rebar and 30% for merchant bar and should help stabilize pricing in the coming quarters. Shipped tons increased primarily due to the addition of the Cartersville, Georgia mill which added 53,000 tons over the same quarter last year.

Cost of Sales: Yielded scrap costs, which comprise approximately 34% of the
-------------
Company's cost of sales, averaged $84 per ton and $87 per ton in the three months ended March 31, 2002 and March 31, 2001, respectively. The low prices reflect a combination of factors, including a strong dollar that restricts exporting scrap and low steel prices in the U.S. In the three months ended March 31, 2002, mill conversion costs increased from $127 per ton to $128 per ton compared to the same period last year due primarily to higher cost products at the Cartersville mill. Excluding Cartersville, conversion costs were approximately $124 per ton.

Selling and Administrative: Selling and administrative expenses for the three
--------------------------
months ended March 31, 2002 were approximately $2.0 million higher than the same period last year. Approximately $500,000 was due to consulting fees relating to strategic development initiatives. Incentive compensation increased $791,000 due to improved Company performance. Severance pay increased $135,000 due to the closing of less efficient fabricating plants in Wilmington, Delaware and St. Albans, West Virginia in February. The Company also incurred additional bad debt charges of $200,000 over the same quarter last year while the acquired businesses, ABB and Cartersville, resulted in $275,000 additional selling and administrative expenses.

Other Operating Expense: Other operating expense in the quarter ended March 31,
-----------------------
2002 relates to the closing of the Wilmington and St. Albans fabricating plants.

Interest Expense: Interest expense decreased in the three months ended March 31,
----------------
2002 from the same period in the prior year due to lower interest rates, which more than offset higher average borrowing resulting from the Cartersville acquisition. The Company's debt is primarily variable LIBOR based.

Liquidity and Capital Resources
-------------------------------

Net cash used in operating activities for the three months ended March 31, 2002 was $10.7 million compared to $19.8 million net cash provided by operations for the same period in the prior year due to increased accounts receivable primarily as a result of the additional Cartersville volume. In the three months ended March 31, 2002, the Company spent a combined $8.7 million related to capital projects, including $5.2 million to purchase fabricating facilities in the northeast that had been being leased. This compared to $8.4 million spent in the same prior year period.

In February 2001, the Company sold approximately $15 million of common stock and in March 2001, sold approximately $10 million of newly authorized Series A preferred stock, in each case to GUSA. The funds received were used for working capital purposes, for the reduction of debt, and for the acquisition of American Bright Bar. The Company bought back at fair value $5 million in June 2001 and $5 million in July 2001 of the common stock sold in February 2001. In October 2001, the Company bought back at fair value the remaining shares issued in February and March 2001.

The closure of the Wilmington and St. Albans fabricating facilities did not have a material effect on the cash flows during the quarter. Total charges relating to the closures amounted to approximately $780,000 which included severance, lease buyouts and non-cash charges relating to equipment disposals.

The Company believes that amounts available from operating cash flows and funds available through its Revolving Credit Agreement will be sufficient to meet its expected cash needs and planned capital expenditures for the foreseeable future. The Company continues to comply with all of the covenants of its loan agreements.

ITEM 3.  QUANTITATIVE & QUALITATIVE DISCLOSURES ABOUT MARKET RISK

The interest rates charged on the Company's debt are predominantly variable, the majority of which is based on LIBOR (London Interbank Offered Rate). The Company hedged $55 million of its debt via interest rate swaps that in effect result in a fixed interest rate on $55 million for a period of four to five years. As a result, the Company has reduced its exposure to fluctuations in interest rates with the result being that approximately 76% of the Company's debt is subject to changes in interest expense due to fluctuations of interest rates in the markets.


                          PART II--OTHER INFORMATION

ITEM 6.  EXHIBITS AND REPORTS ON FORM 8-K

         (a) The following documents are filed as exhibits to this Quarterly Report on Form 10-Q:

              None

         (b)  Reports on Form 8-K:

              None.

                                  SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

                                   AmeriSteel Corporation


Date: May 9, 2002                   /s/  Phillip E. Casey
                                   ---------------------------------------------
                                   Phillip E. Casey, President and Chief
                                   Executive Officer


Date: May 9, 2002                   /s/  Tom J. Landa
                                   ---------------------------------------------
                                   Tom J. Landa, Vice President, Chief Financial Officer and Secretary
                                   (Principal Financial Officer); Director

Date: May 9, 2002                   /s/  Robert Powell
                                   ---------------------------------------------
                                   Robert Powell, Corporate Controller
                                   (Principal Accounting Officer)