Form 10-Q
period 2002-06-30
AMERISTEEL CORP
filed 2002-08-12
CIK 37661

SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-Q

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the Quarter Ended June 30, 2002

OR

☐	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

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

Yes ☒   No ☐

As of July 31, 2002 the registrant had 10,336,372 shares, $.01 par value, Common Stock outstanding.

PART I—FINANCIAL INFORMATION

Item I.    Financial Statements

AMERISTEEL CORPORATION & SUBSIDIARY

CONSOLIDATED STATEMENTS OF FINANCIAL POSITION
(US$ in thousands)

	June 30, 2002 (Unaudited)	December 31, 2001
ASSETS
CURRENT ASSETS
Cash and cash equivalents	$7,595	$5,087
Accounts receivable, less allowance of $1,982 and $1,682 at June 30, 2002 and December 31, 2001, respectively, for estimated losses	87,746	62,399
Inventories	137,366	142,895
Deferred tax assets	4,980	4,980
Other current assets	835	940

TOTAL CURRENT ASSETS	238,522	216,301

PROPERTY, PLANT AND EQUIPMENT
Property, plant & equipment held for future sale	6,550	6,550
Land and improvements	23,223	21,988
Building and improvements	58,416	51,915
Machinery and equipment	387,499	374,401
Construction in progress	7,559	12,725

	483,247	461,029
Less allowances for depreciation	(168,001)	(157,879)

PROPERTY, PLANT AND EQUIPMENT, NET	315,246	303,150

GOODWILL	77,731	77,731

DEFERRED FINANCING COSTS	1,536	1,760

OTHER ASSETS	42	41

TOTAL ASSETS	$633,077	$605,533

See notes to consolidated financial statements

AMERISTEEL CORPORATION & SUBSIDIARY

CONSOLIDATED STATEMENTS OF FINANCIAL POSITION—(Continued)
(US$ in thousands, except share data)

	June 30, 2002 (Unaudited)	December 31, 2001
LIABILITIES AND SHAREHOLDERS’ EQUITY
CURRENT LIABILITIES
Trade accounts payable	$68,582	$61,709
Accrued salaries, wages and employee benefits	18,828	16,826
Environmental remediation	978	1,120
Other current liabilities	11,902	4,655
Interest payable	1,079	1,647
Current maturities of long-term borrowings	25,568	25,598

TOTAL CURRENT LIABILITIES	126,937	111,555

LONG-TERM BORROWINGS, LESS CURRENT MATURITIES	196,967	186,344

OTHER LIABILITIES	21,273	26,548

DEFERRED TAX LIABILITIES	43,940	44,516

SHAREHOLDERS’ EQUITY
Common Stock, $.01 par value; 100,000,000 authorized; 10,336,522 and 10,338,816 shares outstanding at June 30, 2002 and December 31, 2001, respectively	103	103
Redeemable Preferred Stock, $.01 par value; 10,000,000 authorized; none issued and outstanding	—	—
Capital in excess of par	157,012	157,051
Retained earnings	87,873	79,579
Accumulated other comprehensive loss	(1,028)	(163)

TOTAL SHAREHOLDERS’ EQUITY	243,960	236,570

TOTAL LIABILITIES AND SHAREHOLDERS’ EQUITY	$633,077	$605,533

See notes to consolidated financial statements

AMERISTEEL CORPORATION & SUBSIDIARY

CONSOLIDATED STATEMENTS OF INCOME
(US$ in thousands except per share data)

	Six Months Ended		Three Months Ended
	June 30, 2002 (Unaudited)	June 30, 2001 (Unaudited)	June 30, 2002 (Unaudited)	June 30, 2001 (Unaudited)
GROSS SALES	$369,584	$333,192	$198,005	$174,012

Operating Expenses:
Cost of sales, excluding depreciation	316,166	284,475	168,040	143,219
Selling and administrative	19,394	16,807	10,018	9,418
Depreciation	13,770	13,789	6,803	6,952
Amortization of goodwill	—	2,270	—	1,159
Other operating expense (income)	913	(667)	133	(667)

	350,243	316,674	184,994	160,081

INCOME FROM OPERATIONS	19,341	16,518	13,011	13,931

Other Expenses:
Interest	5,294	6,761	2,689	2,921
Amortization of deferred financing costs	224	222	112	112

	5,518	6,983	2,801	3,033

INCOME BEFORE INCOME TAXES	13,823	9,535	10,210	10,898

Income taxes	5,529	4,713	4,084	4,814

NET INCOME	$8,294	$4,822	$6,126	$6,084

PREFERRED STOCK DIVIDENDS	—	(238)	—	(238)

NET INCOME APPLICABLE TO COMMON STOCK	$8,294	$4,584	$6,126	$5,846

PER COMMON SHARE—BASIC	$.80	$.41	$.59	$.51

PER COMMON SHARE—DILUTED	$.80	$.41	$.59	$.51

Weighted average number of common shares outstanding	10,338	11,111	10,337	11,478

Weighted average number of common and common equivalent shares outstanding	10,365	11,112	10,364	11,479

Other comprehensive income, net of tax:
Net income	$8,294	$4,584	$6,126	$5,846
Other comprehensive loss:
Unrealized loss on marketable securities	—	(1,023)	—	—
Derivative loss	(865)	—	(1,183)	—

Comprehensive income	$7,429	$3,561	$4,943	$5,846

See notes to consolidated financial statements

AMERISTEEL CORPORATION & SUBSIDIARY

CONSOLIDATED STATEMENTS OF CASH FLOWS
(US$ in thousands)

	Six Months Ended
	June 30, 2002 (Unaudited)	June 30, 2001 (Unaudited)
OPERATING ACTIVITIES
Net income	$8,294	$4,822
Adjustments to reconcile net income to net cash
Provided by operating activities:
Depreciation and amortization	13,994	16,281
Other	(442)	118
Changes in operating assets and liabilities:
Accounts receivable	(25,347)	(12,818)
Inventories	6,765	15,489
Other assets	271	389
Current and other liabilities	9,105	18,006

NET CASH PROVIDED BY OPERATING ACTIVITIES	12,640	42,287
INVESTING ACTIVITIES
Additions to property, plant and equipment	(12,449)	(11,943)
Purchase price for acquisitions	(8,356)	(9,468)
Proceeds from sales of property, plant and equipment	119	4
Proceeds from sale of assets held for sale	—	510

NET CASH USED IN INVESTING ACTIVITIES	(20,686)	(20,897)
FINANCING ACTIVITIES
Proceeds from (payments of) short term and long term borrowings, net	10,593	(44,851)
Additions to deferred financing costs	—	(4)
Proceeds from issuance of preferred stock	—	10,000
Proceeds from issuance of common stock	32	15,150
Redemption of common stock	(71)	(5,367)
Dividends declared	—	(238)

NET CASH PROVIDED BY (USED IN) FINANCING ACTIVITIES	10,554	(25,310)

INCREASE IN CASH AND CASH EQUIVALENTS	2,508	(3,920)

Cash and cash equivalents at beginning of period	5,087	5,956

CASH AND CASH EQUIVALENTS AT END OF PERIOD	$7,595	$2,036

See notes to consolidated financial statements

AMERISTEEL CORPORATION & SUBSIDIARY

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

NOTE A—ORGANIZATION, BUSINESS & BASIS OF PRESENTATION

The consolidated financial statements include the accounts of AmeriSteel Corporation (“AmeriSteel”), a Florida corporation, and its majority owned subsidiary, AmeriSteel Bright Bar, Inc. (“ABB”), a Florida corporation (together, the “Company”) after elimination of all significant intercompany balances and transactions. The Company operates in the steel production and fabrication industry. Its headquarters are located in Tampa, Florida, and its operations are located throughout the eastern half of the United States.

The Company is a majority-owned subsidiary of FLS Holdings, Inc. (“FLS”), whose only business is to own common stock of the Company. FLS, which owns 87% of the common stock of the Company, is a wholly-owned subsidiary of Brazilian steel manufacturer, Gerdau S.A. (“Gerdau”), through one of Gerdau’s subsidiaries, Gerdau U.S.A., Inc. (“GUSA”). GUSA acquired 88% of FLS in September 1999, resulting in a change of control, and the remaining 12% in September 2000, in each instance from Kyoei Steel Ltd. An institutional investor owns approximately 4% of the common stock of the Company. Executives and other employees own the remaining 9% of the Company’s common stock. Push-down accounting has not been applied to the financial statements of the Company as a result of a change of control in September 1999, therefore the historical cost basis of the Company’s assets have not been changed.

On March 13, 2001, AmeriSteel formed ABB. On April 2, 2001, ABB merged with American Bright Bar of Orrville, Ohio, a producer of cold drawn flat bars. ABB acquired all of American Bright Bar’s assets.

On December 28, 2001, the Company acquired certain assets and assumed certain liabilities of the Cartersville, Georgia mill (“Cartersville”), a producer of structural steel products, from Birmingham Steel Corporation. In a separate transaction on the same date, the Company acquired certain assets that were being leased by Cartersville from the existing lessor group for cash and negotiated a new operating lease. The transactions are accounted for as a business combination.

Unaudited proforma consolidated results of operations for the quarter and six months ended June 30, 2001 reflecting the business combination of the Cartersville mill are presented in the table below. The proforma results assume the Cartersville acquisition was completed on the first day of the respective periods. Interest expense, which is not directly charged to the mill, is based on projected capital employed and actual average interest rates for the respective periods.

	Six Months Ended	Three Months Ended
	June 30, 2001
	(US$ in thousands, unaudited)
Net sales	$388,963	$203,724
Income before income taxes	2,021	7,246
Net income	314	3,893

Management believes that the results of operations of Cartersville in the proforma periods are not reflective of those which would have been achieved under current management and operating conditions. For the three months and six months ended June 30, 2002, Cartersville operating income was $1.1 million and $1.1 million, respectively.

On June 24, 2002, the Company acquired certain assets and assumed certain liabilities of Republic Technologies’ cold drawn plant in Cartersville, Georgia, to complement the operations of ABB. The purchase price was $8.4 million and the transaction is accounted for as a business combination. The plant was reopened and commenced operations on July 2, 2002.

AMERISTEEL CORPORATION & SUBSIDIARY

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS – (Continued)

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

These condensed financial statements should be read in conjunction with the financial statements and the notes thereto included in the Company’s latest annual report on Form 10-K. The results of the three months and six months ended June 30, 2002 are not necessarily indicative of the results to be expected for future periods.

NOTE B—SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

Property Plant and Equipment:    Property, plant and equipment are stated at cost. Major renewals and betterments are capitalized and depreciated over their estimated useful lives. Maintenance and repair expenses are charged against operating expenses as incurred; however, as is typical in the industry, certain major maintenance requires occasional shutdown and production curtailment. The Company accrues for planned periodic major maintenance activities and the estimated cost of these shutdowns. The Company has accrued $1.3 million and $1.2 million as of June 30, 2002 and June 30, 2001, respectively.

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

	Six Months Ended		Three Months Ended
	June 30,		June 30,
	2002	2001	2002	2001
	(unaudited)	(unaudited)	(unaudited)	(unaudited)
Net income applicable to common stock	$8,294	$4,584	$6,126	$5,846
Weighted average number of common shares outstanding	10,338	11,111	10,337	11,478
Dilutive effect of stock option plans	27	1	27	1

Weighted average number of common and common equivalent shares outstanding	10,365	11,112	10,364	11,479
Basic EPS:
Net income (loss) applicable to common stock	$.80	$.41	$.59	$.51

Diluted EPS:
Net income (loss) applicable to common stock	$.80	$.41	$.59	$.51

Other comprehensive income:    Other comprehensive income represents the unrealized loss on marketable securities held for sale and the unrealized gain on hedging financial instruments. The derivative loss represents the after tax change in the mark-to-market valuation of the interest rate swaps. The change from period to period is indicative of current interest rate expectations over the remaining life of the swaps (swap yield curves) relative to the swap yield curve at the time the swaps were entered into.

AMERISTEEL CORPORATION & SUBSIDIARY

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS – (Continued)

Recent accounting pronouncements:    In July 2001, the Financial Accounting Standards Board (“FASB”) issued SFAS No. 142 “Goodwill and Other Intangible Assets” (SFAS 142). SFAS 142 provides that goodwill and intangible assets which have indefinite useful lives will not be amortized but rather will be tested at least annually for impairment. The provisions of SFAS 142 are effective for fiscal years beginning after December 15, 2001. At June 30, 2002, the Company did not have indefinite lived intangible assets other than goodwill and did not have any intangible assets with definite lives. The Company has adopted SFAS 142 and no longer amortizes goodwill resulting in improved income from operations of approximately $1.1 million per quarter and $4.4 million annually, or $.43 per basic common share, in 2002. SFAS 142 prescribes a two-phase process for impairment testing of goodwill. The Company completed its first phase impairment analysis and found no instances of impairment of its recorded goodwill; accordingly, the second phase, absent future indications of impairment, is not necessary during 2002.

In August 2001, the FASB issued SFAS No. 144, “Accounting for the Impairment or Disposal of Long-Lived Assets” (SFAS 144), that addresses financial accounting and reporting for the impairment or disposal of long-lived assets. SFAS 144 requires that one accounting model be used for long-lived assets to be disposed of by sale and broadens the presentation of discontinued operations to include more disposal transactions. The implementation of this standard did not have a significant impact on the Company.

Derivatives:    The Company has adopted Statement of Financial Accounting Standards No. 133 (SFAS No. 133), “Accounting for Derivative Instruments and Hedging Activities”, as amended by SFAS 137 and SFAS 138 (“SFAS 133”). SFAS 133 establishes accounting and reporting standards for derivative financial instruments and requires that derivative instruments be recorded in the balance sheet as either an asset or liability measured at their fair value. SFAS 133 allows that changes in the derivative fair values that are designated effective and qualify as cash flow hedges can be deferred and recorded as a component of accumulated other comprehensive income until the hedged transactions occur and are recognized in earnings. The ineffective portion of a hedging derivative’s change in fair value will be immediately recognized in earnings. For derivative instruments that do not qualify as cash flow hedges, SFAS 133 requires that changes in the derivative fair values be recognized in earnings in the period of change.

In order to reduce its exposure to interest rate fluctuations, the Company entered into interest rate swap agreements in August and September 2001 that are considered cash flow hedges. The interest rate swaps have a notional value of $55 million with the Company paying a fixed interest rate (ranging between 4.75% and 5.28%) and receiving a variable interest rate based on three-month LIBOR. The underlying hedged instruments are specific tranches of LIBOR based revolving credit and term loan borrowings under the Company’s Revolving Credit Agreement. The Company tests effectiveness of the swaps on a quarterly basis using the “hypothetical derivative” method prescribed by SFAS 133. Each period, the fair value of the interest rate swap agreements is recorded on the balance sheet. The effective portion of the swap agreements is deferred in accumulated other comprehensive income until the hedged transaction occurs and is recognized in income. The ineffective portion of the swap agreements is recognized in income immediately.

Reclassifications:    Certain accounts in prior periods have been restated to conform to current accounting treatment.

AMERISTEEL CORPORATION & SUBSIDIARY

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS – (Continued)

NOTE C—INVENTORIES

Inventories consist of the following:

(US$ in thousands)	June 30, 2002 (Unaudited)	December 31, 2001
Finished goods	$81,484	$89,798
Work-in-process	14,208	11,839
Raw materials and operating supplies	41,674	41,258

	$137,366	$142,895

NOTE D—BORROWINGS

Long-term borrowings consist of the following:

(US$ in thousands)	June 30, 2002 (Unaudited)	December 31, 2001
Term Loan	$81,250	$93,750
Revolving Loan	99,800	80,000
Industrial Revenue Bonds	36,795	33,195
Subsidiary Debt	3,727	3,867
TVA Loan	905	1,009
Capital Lease	58	121

Total Borrowings	222,535	211,942
Less Current Maturities	(25,568)	(25,598)

Total long-term borrowings	$196,967	$186,344

The Company’s primary financial obligation outstanding as of June 30, 2002 was a $285 million credit facility (the “Revolving Credit Agreement”) that includes a $100 million term loan that began amortizing at the rate of 25% per year in December 2001 and a $185 million revolving loan. The Revolving Credit Agreement is collateralized by first priority security interests in substantially all accounts receivable and inventory of the Company as well as a lien on the Company’s Charlotte Mill property, plant and equipment. Loans under the Revolving Credit Agreement bear interest at a per annum rate equal to one of several rate options (LIBOR, Fed Funds, or Prime Rate) based on the facility chosen at the time of borrowing plus an applicable margin determined by tests of performance from time to time. The rate options for the tranches being hedged are always the same. The effective interest rate on the Revolving Credit Agreement at June 30, 2002 was approximately 4.1%.

As part of the acquisition of the Cartersville, Georgia cold drawn operation, the Company assumed an Industrial Revenue Bond in the amount of $3.6 million that matures in 2018.

Subsidiary Debt represents a bank loan of ABB secured by its machinery and equipment. The loan matures in 2011 with amortization payments that began in July 2001. The loan currently bears interest at the rate of approximately 7.2% per year with the rate scheduled to reset June 2005 and every three years thereafter based on prime plus 1%. The Company is a guarantor of the loan.

AMERISTEEL CORPORATION & SUBSIDIARY

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS – (Continued)

NOTE E—ENVIRONMENTAL MATTERS

As the Company is involved in the manufacture of steel, it produces and uses certain substances that may pose environmental hazards. The principal hazardous waste generated by current and past operations is Emission Control (“EC”) dust, a residual from the production of steel in electric arc furnaces. Environmental legislation and regulation at both the federal and state level over EC dust is subject to change, which may change the cost of compliance. While EC dust is generated in current production processes, such EC dust is being collected, handled and disposed of in a manner that management believes meets all current federal and state environmental regulations. The costs of collection and disposal of EC dust are being expensed as operating costs when incurred. In addition, the Company has handled and disposed of EC dust in other manners in previous years, and is responsible for the remediation of certain sites where such EC dust was generated and/or disposed.

In general, the Company’s estimate of remediation costs is based on its review of each site and the nature of the anticipated remediation activities to be undertaken. The Company’s process for estimating such remediation costs includes determining for each site the expected remediation methods, and the estimated cost for each step of the remediation. In such determinations, the Company may employ outside consultants and providers of such remedial services to assist in making such determinations. Although the ultimate costs associated with the remediation are not known precisely, the Company estimated the total remaining costs to be approximately $2.7 million with these costs recorded as a liability at June 30, 2002, of which the Company expects to pay approximately $1.0 million within one year.

Based on past use of certain technologies and remediation methods by third parties, evaluation of those technologies and methods by the Company’s consultants and third-party estimates of costs of remediation-related services provided to the Company or which the Company and its consultants are aware, the Company and its consultants believe that the Company’s cost estimates are reasonable. Considering the uncertainties inherent in determining the costs associated with the clean-up of such contamination, including the time periods over which such costs must be paid, the extent of contribution by parties which are jointly and severally liable, and the nature and timing of payments to be made under cost sharing arrangements, there can be no assurance the ultimate costs of remediation may not be greater or less than the estimated remediation costs.

In April 2001, the Company was notified by the United States Environmental Protection Agency (the “EPA”) of an investigation that may identify the Company as a potential responsible party (“PRP”) in a Superfund Site in Pelham, Georgia. The Pelham site was a fertilizer manufacturer in operation from 1910 through 1992, lastly operated by Stoller Chemical Company, a now bankrupt corporation. The EPA recently offered a settlement to the named PRPs under which the Company’s allocation was approximately $1.8 million. The Company objects to its inclusion as a PRP in this site and is pursuing legal alternatives, including the addition of larger third parties to the allocation which the Company feels were incorrectly excluded from the original settlement offer. The EPA has filed suit with the Company named as a defendant. As the ultimate exposure to the Company, if any, is uncertain, no liability has been established for this site.

AMERISTEEL CORPORATION & SUBSIDIARY

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS – (Continued)

NOTE F—SEGMENT INFORMATION

The Company is organized into two primary business segments: (a) Mill Operations and (b) Steel Fabrication. Steel products sold to the fabricating divisions are sold at market prices with intracompany transactions eliminated upon consolidation. Performance is evaluated and resources allocated based on specific segment requirements and measurable factors. Segment assets are those assets that are specifically identified with the operations in each operational segment. Corporate assets include primarily cash, assets held for sale, some property, plant and equipment, deferred income taxes and deferred financing costs. Corporate expense includes corporate headquarters staff, including executive management, human resources, finance and accounting, procurement and environmental, and management information systems. Included in these respective areas are payroll costs, travel and entertainment, professional fees and other costs that may not be directly attributable to either specific segment.

Operational results and other financial data for the two manufacturing segments for the three and six months ended June 30, 2001 and June 30, 2002, are presented below:

Three Months Ended June 30, 2001	Mill Operations	Steel Fabrication	Total Segments
	(US$ in thousands)
Revenue from external customers	$98,079	$75,933	$174,012
Intracompany revenues	47,164	—	47,164
Segment profit	8,485	5,634	14,119

Three Months Ended June 30, 2002	Mill Operations	Steel Fabrication	Total Segments
	(US$ in thousands)
Revenue from external customers	$126,351	$71,654	$198,005
Intracompany revenues	39,256	—	39,256
Segment profit	9,637	4,071	13,708

Six Months Ended June 30, 2001	Mill Operations	Steel Fabrication	Total Segments
	(US$ in thousands)
Revenue from external customers	$194,079	$139,113	$333,192
Intracompany revenues	91,235	—	91,235
Segment profit	6,284	10,422	16,706

Six Months Ended June 30, 2002	Mill Operations	Steel Fabrication	Total Segments
	(US$ in thousands)
Revenue from external customers	$233,522	$136,062	$369,584
Intracompany revenues	76,102	—	76,102
Segment profit	15,269	5,326	20,595

AMERISTEEL CORPORATION & SUBSIDIARY

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS – (Continued)

Reconciliation of reportable segments to consolidated total:

	Six Months Ended June 30, 2002	Six Months Ended June 30, 2001	Three Months Ended June 30, 2002	Three Months Ended June 30, 2001
	(US$ in thousands)
Revenues
Total segments revenues	$445,686	$424,427	$237,261	$221,176
Elimination of intersegment revenues	(76,102)	(91,235)	(39,256)	(47,164)

Consolidated revenues	$369,584	$333,192	$198,005	$174,012

Profit
Total segments profit	$20,595	$16,706	$13,708	$14,119
Other profit or loss	913	(667)	133	(667)
Elimination of intersegment profits	287	(354)	251	(120)
Unallocated amounts:
Other corporate expense (income)	(2,454)	833	(1,081)	599
Unallocated interest expense	(5,518)	(6,983)	(2,801)	(3,033)

Consolidated income before income taxes	$13,823	$9,535	$10,210	$10,898

Item 2.    Management’s Discussion and Analysis of Financial Condition & Results of Operations

Management’s Discussion and Analysis of Financial Condition & Results of Operations are based on AmeriSteel’s consolidated financial statements, which have been prepared in accordance with accounting principles generally accepted in the United States of America. The Company reviews the accounting policies used in reporting its financial results on a regular basis. The preparation of these financial statements requires management to make estimates and assumptions that affect the reported amounts of assets, liabilities, revenues and expenses. These estimates and assumptions are based on historical experience and on various other factors that management believes to be reasonable under the circumstances, the results of which form the basis for making judgments about the carrying values of assets and liabilities that are not readily apparent from other sources. Actual results may differ from these estimates and judgments under different assumptions or conditions.

Critical Accounting Policies

The following critical accounting policies, among others discussed throughout the Management’s Discussion and Analysis and the Notes to the Consolidated Financial Statements, involve the more significant estimates and judgments used in the preparation of AmeriSteel’s consolidated financial statements.

Revenue Recognition And Allowance For Doubtful Accounts

AmeriSteel recognizes revenues in accordance with the Securities and Exchange Commission’s Staff Accounting Bulletin (SAB) 101, Revenue Recognition in Financial Statements. Generally, AmeriSteel recognizes revenues when earned, and the risks and rewards of ownership have transferred to the buyer.

The Company generally recognizes revenues from sales and the allowance for estimated costs associated with returns from these sales when the product is shipped. Provisions are made for estimated product returns and customer claims based on estimates and actual historical experience. If the historical data used in the estimates does not reflect future returns and claims trends, additional provisions may be necessary. An allowance for doubtful accounts is maintained for estimated losses resulting from the inability of customers to make required payments. If the financial condition of customers was to deteriorate, resulting in the impairment of their ability to make payments, additional allowance may be required.

Allowance For Uncollectible Receivables

The allowance for all potentially uncollectible receivables is based on a combination of historical data, cash payment trends, specific customer issues, write off trends, general economic conditions and other factors. These factors are continuously monitored by management to arrive at the estimate for the amount of accounts receivable that may be ultimately uncollectible. This analysis requires the Company to make significant estimates, and changes in facts and circumstances could result in material changes in the allowance for uncollectible receivables.

Impairment Of Goodwill

The Company periodically evaluates acquired businesses for potential impairment indicators. Judgments regarding the existence of impairment indicators are based on legal factors, market conditions and operational performance of acquired businesses. Future events could cause the Company to conclude that impairment indicators exist and that goodwill associated with acquired businesses is impaired. Any resulting impairment loss could have a material adverse impact on financial condition and results of operations.

Impairments Of Long-Lived Assets

In accordance with the methodology described in Statement of Financial Accounting Standards (FAS) No. 144, “Accounting for the Impairment and Disposal of Long-Lived Assets”, the Company reviews long-lived assets for impairment whenever events or changes in circumstances indicate the carrying amount of such assets may not be recoverable. Impairment losses would be recorded on long-lived assets used in operations when indicators of impairment were present and the undiscounted cash flows estimated to be generated by those assets are less than the assets’ carrying amounts. The impairment loss is measured by comparing the fair value of the asset to its carrying amount.

Deferred Tax Assets And Liabilities

The Company recognizes deferred tax assets and liabilities based on the differences between the financial statement carrying amounts and the tax basis of assets and liabilities. AmeriSteel regularly reviews its deferred tax assets for recoverability and establishes a valuation allowance based on historical taxable income, projected future taxable income, and the expected timing of the reversals of existing temporary differences. If the Company was to operate at a loss for a continued period, or was unable to generate sufficient future taxable income, or if there were a material change in the actual effective tax rates or time period within which the underlying temporary differences become taxable or deductible, the Company could be required to establish a valuation allowance against all or a significant portion of our deferred tax assets resulting in a substantial increase in its effective tax rate and a material adverse impact on its operating results.

Accident Claims Reserves

The Company is self-insured up to the respective stop-loss limits for general, auto and product and workers’ compensation liability claims. In developing liability reserves, the Company relies on professional third party claims administrators, insurance company estimates and the judgment of its own safety department personnel. This analysis requires the Company to make significant estimates, and changes in facts and circumstances could result in material changes in the accident claims reserves.

Environmental Liabilities

The Company has reserved for potential environmental liabilities based on the best estimates of potential clean-up and remediation estimates for known environmental sites. The Company employs a staff of environmental experts to administer all phases of its environmental programs, and uses outside experts where needed. These professionals develop estimates of potential liabilities at these sites based on projected and known remediation costs. This analysis requires the Company to make significant estimates, and changes in facts and circumstances could result in material changes in the environmental accrual.

Factors That May Affect Operating Results

This report contains certain forward-looking statements that are based on the beliefs of the Company’s management, as well as assumptions made by, and information currently available to, the Company’s management. Such statements include, among others, (i) the highly cyclical nature and seasonality of the steel industry, (ii) the fluctuations in the cost and availability of raw materials, (iii) the possibility of excess production capacity, (iv) global econometrics and the potential for unfair dumping of imports, (v) the risks associated with potential acquisitions, (vi) further opportunities for industry consolidation, (vii) the impact of inflation, (viii) the potential costs of environmental compliance, and (ix) the fluctuations in the cost of electricity. Because such statements involve risks and uncertainties, actual actions and strategies and the timing and expected results thereof may differ materially from those expressed or implied by such forward-looking statements. The following presentation of management’s discussion and analysis of the Company’s financial condition and results of operations should be read in conjunction with the Company’s Annual Report on Form 10-K as filed with the Securities and Exchange Commission.

General

The results of operations of the Company are largely dependent on the level of construction and general economic activity in the U.S. The Company’s sales are seasonal with sales in the June and September quarters generally stronger than the rest of the year. The Company’s cost of sales includes the cost of its primary raw material, steel scrap, the cost of converting scrap to finished steel products, the cost of warehousing and handling finished steel products and freight costs. The following table sets forth information regarding recent results of operations.

AMERISTEEL CORPORATION

SUMMARY CONSOLIDATED STATEMENTS OF CASH FLOWS
(in thousands, except per to and per share data)

	Six Months Ended		Three Months Ended
	June 30, 2002 (Unaudited)	June 30, 2001 (Unaudited)	June 30, 2002 (Unaudited)	June 30, 2001 (Unaudited)
Gross Sales	$369,584	$333,192	$198,005	$174,012
Cost of sales	316,166	284,475	168,040	143,219
Cost of sales as percent of sales	85.5%	85.4%	84.9%	82.3%
Selling and administrative	19,394	16,807	10,018	9,418
Depreciation	13,770	13,789	6,803	6,952
Amortization of goodwill	—	2,270	—	1,159
Other operating expense (income)	913	(667)	133	(667)

	350,243	316,674	184,994	160,081

Income from operations	19,341	16,518	13,011	13,931
Other Expenses:
Interest	5,294	6,761	2,689	2,921
Amortization of deferred financing costs	224	222	112	112

Income before income taxes	13,823	9,535	10,210	10,898
Income taxes	5,529	4,713	4,084	4,814

Net income	$8,294	$4,822	$6,126	$6,084

EPS—Basic applicable to common stock	$.80	$.41	$.59	$.51
EPS—Diluted applicable to common stock	$.80	$.41	$.59	$.51
EBITDA*	$33,388	$32,701	$19,848	$22,098
EBITDA margin	9.0%	9.8%	10.0%	12.7%
Capital expenditures	$12,449	$11,943	$3,744	$3,513
Ratio of EBITDA to interest expense	6.3x	4.8x	7.4x	7.6x
EBITDA—(ttm)**	$67,327	$55,007
Ratio of total debt to EBITDA (ttm)	3.31x	3.38x
Shipped Tons
Stock rebar	350	375	176	192
Merchant bar	454	303	243	152
Rods	69	49	40	26

Subtotal mill finished goods	873	727	459	370
Fabricated rebar	224	245	119	132
Billets	40	18	29	3

Total shipped tons	1,137	990	607	505

Average Selling Prices ($ Per Ton)
Mill finished goods
Stock rebar	$266	$271	$270	$278
Merchant bar	288	293	292	294
Rods	289	288	290	289

Average mill finished goods	279	281	283	285
Fabricated rebar	418	427	413	423
Billets	197	201	198	211
Average mill finished goods prices (per ton)	$279	$281	$283	$285
Average yielded scrap cost (per ton)	91	88	97	89

Average metal spread (per ton)	$188	$193	$186	$196

Average mill conversion costs (per ton)	$127	$127	$126	$127

AMERISTEEL CORPORATION

SUMMARY CONSOLIDATED FINANCIAL INFORMATION—(Continued)

(US$000s)	June 30, 2002 (unaudited)	June 30, 2001 (unaudited)
Total current assets	$238,522	$214,360
Net property, plant & equipment	315,246	303,150
Total assets	633,077	603,592
Current maturities of LT borrowings	25,568	25,598
Total current liabilities	126,937	109,614
Long term borrowings	196,967	186,344
Total liabilities	389,117	367,022
Shareholders’ equity	243,960	236,570

Current ratio	1.9x	2.0x
Debt to capital ratio	47.7%	47.3%

*EBITDA (earnings before interest taxes depreciation and amortization) excludes non-cash charges. Non-cash charges included property disposals of $34,000, $277,000 and $296,000 in the three months, six months and twelve months ended June 30, 2002, respectively, and $2,005 investment write-down in the December 31, 2001 quarter. In the prior year periods, non-cash charges included property disposals of $30,000, $74,000 and $280,000 in the three months, six months and twelve months ended June 30, 2001, respectively, and start-up costs of $2.5 million in the September 30, 2000 quarter relating to the Knoxville meltshop.
** ttm = trailing twelve months

The above summary financial data should be read in conjunction with the Company’s Annual Report on Form 10-K as filed with the Securities and Exchange Commission. Historical results are not necessarily indicative of the results to be expected for the current year.

Gross Sales:    The acquisition of the Cartersville mill in December 2001 resulted in additional revenues of $27.0 million and $43.7 million during the three months and six months ended June 30, 2002, respectively, primarily from the sale of merchant bars (inlcuding structurals). Excluding Cartersville, finished tons shipped increased approximately 4.6% in the current quarter and remained relatively flat in the six month period. While pricing improved modestly from the March 31, 2002 quarter, prices remain depressed from the same periods last year, which resulted in a $2.7 million decline in revenues due to pricing for the three month periods ended June 30, 2002, and $5.9 million less revenue in the six months ended June 30, 2002. Average selling prices for rebar and merchant products have come off recent 15 year lows. Recent implementation of Section 201 of the Trade Act of 1974 has resulted in tariffs of 15% on rebar and 30% for merchant bar and should help stabilize pricing in the coming quarters.

Cost of Sales:    Yielded scrap costs, which comprise approximately 35% to 40% of the Company’s cost of sales, averaged $97 per ton and $89 per ton in the three months ended June 30, 2002 and June 30, 2001, respectively. Prices have increased as a result of higher demand for scrap in other domestic steel markets as the Section 201 relief has resulted in increased production at domestic mills, primarily in the flat rolled market. Mill conversion costs have remained flat relative to the same prior year periods, with the higher costs associated with Cartersville being offset by reductions in the other mills. Excluding Cartersville, conversion costs were down to approximately $122 per ton and $123 per ton for the three months ended and the six months ended June 30, 2002, respectively, primarily due to lower utility costs which tend to fluctuate.

Selling and Administrative:    Selling and administrative expenses for the three months ended June 30, 2002 were approximately $600,000 higher than the same period last year due primarily to increased professional fees and the incremental costs associated with the acquired businesses, ABB and Cartersville. For the six months ended June 30, 2002, selling and administrative costs were approximately $2.6 million higher than the same period last year due to higher professional fees, improved performance incentive pay, severance pay and the incremental costs associated with ABB and Cartersville. The increased professional fees relate to consulting engagements for strategic development initiatives.

Other Operating Expense:    Other operating expense in the three and six months ended June 30, 2002 relate to the closing of the Wilmington and St. Albans fabricating plants. Other operating income in the three months and six months ended June 30, 2001 represents tax refunds from prior years.

Interest Expense:    Interest expense decreased in the three and six months ended June 30, 2002 from the same prior year periods due to lower interest rates, which more than offset higher average borrowing. Higher average borrowing resulted from the Cartersville mill and cold drawn acquisitions, and last year’s issuance of common and preferred stock which reduced debt in the comparable prior year periods. The Company’s debt is primarily variable based LIBOR, some of which is hedged via a fixed rate interest swap.

Liquidity and Capital Resources

Net cash provided by operating activities for the six months ended June 30, 2002 was $12.6 million compared to $42.3 for the same period in the prior year due primarily to the incremental working capital. Cartersville operations added approximately $12 million in accounts receivable and $6 million in inventories during the six months ended June 30, 2002, while gradual price increases have resulted in increased accounts receivable from existing operations. In the six months ended June 30, 2002, the Company spent a combined $20.8 million related to capital projects, including $5.2 million to purchase fabricating facilities in the northeast that had been leased, and $8.4 million related to the acquisition of the Cartersville cold drawn facility from Republic Technologies in June 2002. This compared to $21.4 million spent in the same prior year period, of which $9.5 million related to the acquisition of ABB.

In February 2001, the Company sold approximately $15 million of common stock and in March 2001, sold approximately $10 million of newly authorized Series A preferred stock, in each case to GUSA. The funds received were used for working capital purposes, for the reduction of debt, and for the acquisition of ABB. The Company bought back at fair value $5 million in June 2001 and $5 million in July 2001 of the common stock sold in February 2001. In October 2001, the Company bought back at fair value the remaining shares issued in February and March 2001.

The closure of the Wilmington and St. Albans fabricating facilities did not have a material effect on the cash flows during the quarter. Total charges relating to the closures amounted to approximately $915,000 which included severance, lease buyouts and non-cash charges relating to equipment disposals.

The Company believes that amounts available from operating cash flows and funds available through its Revolving Credit Agreement will be sufficient to meet its expected cash needs and planned capital expenditures through the end of 2003. The Company is confident that it will be successful in any potential refinancing effort to replace the existing facility, if needed. The Company continues to comply with all of the covenants of its loan agreements.

Item 3.    Quantitative & Qualitative Disclosures About Market Risk

The interest rates charged on the Company’s debt are predominantly variable, the majority of which is based on LIBOR (London Interbank Offered Rate). In late 2001, the Company hedged $55 million of its debt via interest rate swaps that in effect result in a fixed interest rate on $55 million for a period of four to five years. As a result, the Company has reduced its exposure to fluctuations in interest rates with the result being that approximately 75% of the Company’s debt is subject to changes in interest expense due to fluctuations of interest rates in the markets. A 10% change in interest rates would result in a change in annual interest expense of approximately $650,000.

The value of the Company’s interest rate swaps changes from period to period due to changes in the swap yield curve relative to the swap yield curve at the swap’s inception, and adjusted for the shortening duration. Generally the market value of the swap instrument will decline as interest rates remain lower than previously forecasted and will increase in value as interest rates rise faster the previously anticipated. The Company recognizes the changes in these mark-to-market valuations through other comprehensive income in accordance with FAS 133, “Accounting for Derivative Instruments and Hedging Activities.”

PART II—OTHER INFORMATION

Item 6.    Exhibits and Reports on Form 8-K

(a)	The following documents are filed as exhibits to this Quarterly Report on Form 10-Q:

Exhibit	99—Written Statement of Chief Executive Officer and Chief Financial Officer

(b)	Reports on Form 8-K:

During the quarter ended June 30, 2002, the Company filed a current report on Form 8-K dated May 17, 2002 to report changes in the certifying accountant to PricewaterhouseCoopers, LLP.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

AMERISTEEL CORPORATION

Date: August 9, 2002	/s/ PHILLIP E. CASEY
Phillip E. Casey, President and Chief Executive Officer

Date: August 9, 2002	/s/ TOM J. LANDA
Tom J. Landa, Vice President, Chief Financial Officer and Secretary
(Principal Financial Officer); Director

Date: August 9, 2002	/s/ ROBERT POWELL
Robert Powell, Corporate Controller
(Principal Accounting Officer)