Form 10-Q
period 2002-09-30
AMERISTEEL CORP
filed 2002-11-15
CIK 37661

SECURITIES AND EXCHANGE COMMISSION
Washington, D.C.
20549

FORM 10-Q

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15 (d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the Quarter Ended September 30, 2002

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

Yes ☒ No ☐

As of October 31, 2002 the registrant had 10,395,078 shares, $.01 par value, Common Stock outstanding.

PART I — FINANCIAL INFORMATION

ITEM I.	FINANCIAL STATEMENTS

AMERISTEEL CORPORATION & SUBSIDIARY
CONSOLIDATED STATEMENTS OF FINANCIAL POSITION

         (US$ in thousands)

	September 30, 2002	December 31, 2001

	(Unaudited)
ASSETS
CURRENT ASSETS
Cash and cash equivalents	$8,487	$5,087
Accounts receivable, less allowance of $2,132 and $1,682 at September 30, 2002 and December 31, 2001, respectively	85,281	62,399
Inventories	140,435	142,895
Deferred tax assets	4,980	4,980
Other current assets	2,075	940

TOTAL CURRENT ASSETS	241,258	216,301

PROPERTY, PLANT AND EQUIPMENT
Property, plant & equipment held for future sale	6,550	6,550
Land and improvements	23,244	21,988
Building and improvements	58,768	51,915
Machinery and equipment	389,180	374,401
Construction in progress	9,898	12,725

	487,640	467,579
Less accumulated depreciation	(174,253)	(157,879)

PROPERTY, PLANT AND EQUIPMENT, NET	313,387	309,700

GOODWILL	77,731	77,731

DEFERRED FINANCING COSTS	1,425	1,760

OTHER ASSETS	423	41

TOTAL ASSETS	$634,224	$605,533

See notes to consolidated financial statements

AMERISTEEL CORPORATION & SUBSIDIARY
CONSOLIDATED STATEMENTS OF FINANCIAL POSITION — continued

         (US$ in thousands, except share data)

	September 30, 2002	December 31, 2001

	(Unaudited)

LIABILITIES AND SHAREHOLDERS’ EQUITY
CURRENT LIABILITIES
Trade accounts payable	$68,887	$61,709
Accrued salaries, wages and employee benefits	19,900	16,826
Environmental remediation	913	1,120
Other current liabilities	12,816	4,655
Interest payable	841	1,647
Current maturities of long-term borrowings	25,604	25,598

TOTAL CURRENT LIABILITIES	128,961	111,555

LONG-TERM BORROWINGS, LESS CURRENT MATURITIES	191,120	186,344

OTHER LIABILITIES	25,416	26,548

DEFERRED TAX LIABILITIES	42,841	44,516

SHAREHOLDERS’ EQUITY
Common Stock, $.01 par value; 100,000,000 authorized; 10,395,078 and and 10,338,816 shares outstanding at September 30, 2002 and December 31, 2001, respectively	104	103
Redeemable Preferred Stock, $.01 par value; 10,000,000 authorized; none issued and outstanding	—	—
Capital in excess of par	157,831	157,051
Retained earnings	90,628	79,579
Accumulated other comprehensive loss	(2,677)	(163)

TOTAL SHAREHOLDERS’ EQUITY	245,886	236,570

TOTAL LIABILITIES AND SHAREHOLDERS’ EQUITY	$634,224	$605,533

See notes to consolidated financial statements

AMERISTEEL CORPORATION & SUBSIDIARY
CONSOLIDATED STATEMENTS OF INCOME

         (US$ in thousands except per share data)

	Nine Months Ended		Three Months Ended

	September 30, 2002	September 30, 2001	September 30, 2002	September 30, 2001
	(Unaudited)	(Unaudited)	(Unaudited)	(Unaudited)

GROSS SALES	$561,976	$501,848	$192,392	$168,656

Operating Expenses:
Cost of sales, excluding depreciation	483,641	424,178	167,475	139,704
Selling and administrative	29,794	26,017	10,400	9,210
Depreciation	20,789	20,784	7,019	6,994
Amortization of goodwill	—	3,429	—	1,159
Other operating expense (income)	1,007	(308)	95	358

	535,231	474,100	184,989	157,425

INCOME FROM OPERATIONS	26,745	27,748	7,404	11,231

Other Expenses:
Interest	7,994	9,515	2,700	2754
Amortization of deferred financing costs	335	333	111	111

	8,329	9,848	2,811	2,865

INCOME BEFORE INCOME TAXES	18,416	17,900	4,593	8,366

Income taxes	7,366	8,523	1,837	3,810

NET INCOME	11,050	9,377	2,756	4,556

PREFERRED STOCK DIVIDENDS	—	(475)	—	(238)

NET INCOME APPLICABLE TO COMMON STOCK	$11,050	$8,902	$2,756	$4,318

PER COMMON SHARE - BASIC	$1.07	$.81	$.27	$.40

PER COMMON SHARE - DILUTED	$1.07	$.81	$.27	$.40

Weighted average number of common shares outstanding	10,338	11,023	10,338	10,851

Weighted average number of common and common equivalent shares outstanding	10,361	11,024	10,361	10,852

Other comprehensive income, net of tax:
Net income	$11,050	$8,902	$2,756	$4,318
Other comprehensive loss
Unrealized loss on marketable securities	—	(1,023)	—	—
Derivative loss	(2,514)	(811)	(1,183)	(811)

Comprehensive income	$8,536	$7,068	$1,573	$3,507

See notes to consolidated financial statements

AMERISTEEL CORPORATION & SUBSIDIARY
CONSOLIDATED STATEMENTS OF CASH FLOWS

         (US$in thousands)

	Nine Months Ended

	September 30, 2002 (Unaudited)	September 30, 2001 (Unaudited)

OPERATING ACTIVITIES
Net income	$11,050	$9,377
Adjustments to reconcile net income to net cash
Provided by operating activities:
Depreciation and amortization	21,124	24,546
Other	158	46
Changes in operating assets and liabilities:
Accounts receivable	(22,773)	(9,071)
Inventories	3,696	17,387
Other assets	(1,349)	(98)
Current and other liabilities	11,802	32,777

NET CASH PROVIDED BY OPERATING ACTIVITIES	23,708	74,964

INVESTING ACTIVITIES
Additions to property, plant and equipment	(17,648)	(16,655)
Purchase price for acquisitions	(8,356)	(9,468)
Proceeds from sales of property, plant and equipment	134	106
Proceeds from sale of assets held for sale	—	510

NET CASH USED IN INVESTING ACTIVITIES	(20,686)	(25,507)

FINANCING ACTIVITIES
Proceeds from (payments of) short term and long term borrowings, net	4,782	(66,785)
Additions to deferred financing costs	—	(3)
Proceeds from issuance of preferred stock	—	10,000
Proceeds from issuance of common stock	857	15,150
Redemption of common stock	(77)	(10,371)
Dividends declared	—	(475)

NET CASH PROVIDED BY (USED IN) FINANCING ACTIVITIES	5,562	(52,484)

INCREASE (DECREASE) IN CASH AND CASH EQUIVALENTS	3,400	(3,027)

Cash and cash equivalents at beginning of period	5,087	5,956

CASH AND CASH EQUIVALENTS AT END OF PERIOD	$8,487	$2,930

See notes to consolidated financial statements

AMERISTEEL CORPORATION & SUBSIDIARY
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

NOTE A – ORGANIZATION, BUSINESS & BASIS OF PRESENTATION

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

On October 23, 2002, the sole owner (Gerdau U.S.A., Inc., or “GUSA1”) of the Company’s parent (FLS Holdings, Inc., or “FLS”) was merged into FLS, which then changed its name to Gerdau, U.S.A., Inc. (“GUSA”). As a result, the Company is a majority-owned subsidiary of GUSA whose only business is to own common stock of the Company. GUSA, which owns 87% of the common stock of the Company, is an indirect majority owned subsidiary of Gerdau Ameristeel Corporation, a Canadian corporation. The ultimate majority owner of Gerdau Ameristeel Corporation is a Brazilian steel manufacturer, Gerdau S.A. The Gerdau family of companies acquired majority ownership of Gerdau Ameristeel Corporation in October 2002. GUSA1 acquired 88% of FLS in September 1999, resulting in a change of control, and the remaining 12% in September 2000, in each instance from Kyoei Steel Ltd. An institutional investor owns approximately 4% of the common stock of the Company. Executives, other employees and related persons own the remaining 9% of the Company’s common stock. Push-down accounting has not been applied to the financial statements of the Company as a result of a change of control in September 1999. Accordingly, the historical cost basis of the Company’s assets have not been changed.

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

Unaudited proforma consolidated results of operations for the quarter and nine months ended September 30, 2001 reflecting the business combination of the Cartersville mill are presented in the table below. The proforma results assume the Cartersville acquisition was completed on the first day of the respective periods. Interest expense, which is not directly charged to the mill, is based on projected capital employed and actual average interest rates for the respective periods.

	Nine Months Ended	Three Months Ended

	September 30, 2001

	(US$ in thousands, unaudited)
Net sales	$587,915	$207,289
Income before income taxes	8,539	6,518
Net income	3,761	3,447

Management believes that the results of operations of Cartersville in the proforma periods are not reflective of those which would have been achieved under current management and operating conditions. For the three months and nine months ended September 30, 2002, Cartersville operating income was $(.1) million and $1.0 million, respectively.

AMERISTEEL CORPORATION & SUBSIDIARY
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS – (CONTINUED)

On June 24, 2002, the Company acquired certain assets and assumed certain liabilities of Republic Technologies’ cold drawn plant in Cartersville, Georgia, to complement the operations of ABB. The purchase price was $8.4 million and the transaction was accounted for as a business combination. The plant was reopened and commenced operations on July 2, 2002.

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

These condensed financial statements should be read in conjunction with the financial statements and the notes thereto included in the Company’s latest annual report on Form 10-K. The results of the three months and nine months ended September 30, 2002 are not necessarily indicative of the results to be expected for future periods.

NOTE B – SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

Property Plant and Equipment: Property, plant and equipment are stated at cost. Major renewals and betterments are capitalized and depreciated over their estimated useful lives. Maintenance and repair expenses are charged against operating expenses as incurred; however, as is typical in the industry, certain major maintenance requires occasional shutdown and production curtailment. The Company accrues for planned periodic major maintenance activities and the estimated cost of these shutdowns. The Company has accrued $1.3 million as of September 30, 2002 and 2001, for maintenance.

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

	Nine Months Ended September 30,		Three Months Ended September 30,

	2002 (unaudited)	2001 (unaudited)	2002 (unaudited)	2001 (unaudited)

Net income applicable to common stock	$11,050	$8,902	$2,756	$4,318

Weighted average number of common shares
Outstanding	10,338	11,023	10,338	10,851
Dilutive effect of stock option plans	24	1	24	1

Weighted average number of common and common equivalent shares outstanding	10,361	11,024	10,361	10,852

Basic EPS:
Net income applicable to common stock	$1.07	$.81	$.27	$.40

Diluted EPS:
Net income applicable to common stock	$1.07	$.81	$.27	$.40

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

AMERISTEEL CORPORATION & SUBSIDIARY
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS – (CONTINUED)

Recent accounting pronouncements: In July 2001, the Financial Accounting Standards Board (“FASB”) issued SFAS No. 142 “Goodwill and Other Intangible Assets” (SFAS 142). SFAS 142 provides that goodwill and intangible assets which have indefinite useful lives will not be amortized but rather will be tested at least annually for impairment. The provisions of SFAS 142 are effective for fiscal years beginning after December 15, 2001. At June 30, 2002, the Company did not have indefinite lived intangible assets other than goodwill and did not have any intangible assets with definite lives. The Company has adopted SFAS 142 and no longer amortizes goodwill resulting in improved income from operations of approximately $1.1 million per quarter and $4.4 million annually, or $.43 per basic common share, in 2002. SFAS 142 prescribes a two-phase process for impairment testing of goodwill. The Company completed its first phase impairment analysis and found no impairment of its recorded goodwill; accordingly, the second phase, absent future indications of impairment, was not necessary during 2002.

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

Derivatives: The Company has adopted Statement of Financial Accounting Standards No. 133 (SFAS No. 133), “Accounting for Derivative Instruments and Hedging Activities”, as amended by SFAS 137 and SFAS 138. SFAS 133 establishes accounting and reporting standards for derivative financial instruments and requires that derivative instruments be recorded in the balance sheet as either an asset or liability measured at their fair value. SFAS 133 allows that changes in the derivative fair values that are designated effective and qualify as cash flow hedges can be deferred and recorded as a component of accumulated other comprehensive income until the hedged transactions occur and are recognized in earnings. The ineffective portion of a hedging derivative’s change in fair value will be immediately recognized in earnings. For derivative instruments that do not qualify as cash flow hedges, SFAS 133 requires that changes in the derivative fair values be recognized in earnings in the period of change.

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

AMERISTEEL CORPORATION & SUBSIDIARY
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS – (CONTINUED)

NOTE C — INVENTORIES

Inventories consist of the following:
         (US$ in thousands)

	September 30, 2002	December 31, 2001

	(Unaudited)

Finished goods	$87,304	$89,798
Work-in-process	11,800	11,839
Raw materials and operating supplies	41,331	41,258

	$140,435	$142,895

NOTE D — BORROWINGS

Long-term borrowings consist of the following:
          (US$ in thousands)

	September 30, 2002	December 31, 2001

	(Unaudited)
Term Loan	$75,000	$93,750
Revolving Loan	100,400	80,000
Industrial Revenue Bonds	36,795	33,195
Subsidiary Debt	3,652	3,867
TVA Loan	853	1,009
Capital Lease	24	121

Total Borrowings	216,724	211,942
Less Current Maturities	(25,604)	(25,598)

Total long-term borrowings	$191,120	$186,344

The Company’s primary financial obligation outstanding as of September 30, 2002 was under its $285 million credit facility (the “Revolving Credit Agreement”) that includes a $100 million term loan that began amortizing at the rate of 25% per year in December 2001 and a $185 million revolving loan due in 2005. The Revolving Credit Agreement is collateralized by first priority security interests in substantially all accounts receivable and inventory of the Company as well as a lien on the Company’s Charlotte Mill property, plant and equipment. Loans under the Revolving Credit Agreement bear interest at a per annum rate equal to one of several rate options (LIBOR, Fed Funds, or Prime Rate) based on the facility chosen at the time of borrowing plus an applicable margin determined by tests of performance from time to time. The rate options for the tranches being hedged are always the same. The effective interest rate on the Revolving Credit Agreement at September 30, 2002 was approximately 4.0%.

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

NOTE E — ENVIRONMENTAL MATTERS

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

In general, the Company’s estimate of remediation costs is based on its review of each site and the nature of the anticipated remediation activities to be undertaken. The Company’s process for estimating such remediation costs includes determining for each site the expected remediation methods, and the estimated cost for each step of the remediation. In such determinations, the Company may employ outside consultants and providers of such remedial services to assist in making such determinations. Although the ultimate costs associated with the remediation are not known precisely, the Company estimated the total remaining costs to be approximately $2.7 million with these costs recorded as a liability at September 30, 2002, of which the Company expects to pay approximately $.9 million within one year.

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

In April 2001, the Company was notified by the United States Environmental Protection Agency (the “EPA”) of an investigation that may identify the Company as a potential responsible party (“PRP”) in a Superfund Site in Pelham, Georgia. The Pelham site was a fertilizer manufacturer in operation from 1910 through 1992, lastly operated by Stoller Chemical Company, a now bankrupt corporation. The EPA offered a settlement to the named PRPs under which the Company’s allocation was approximately $1.8 million. The Company objects to its inclusion as a PRP in this site and is pursuing legal alternatives, including the addition of larger third parties to the allocation which the Company feels were incorrectly excluded from the original settlement offer. The EPA has filed suit with the Company named as a defendant. As the ultimate exposure to the Company, if any, is uncertain, no liability has been established for this site.

AMERISTEEL CORPORATION & SUBSIDIARY
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS – (CONTINUED)

NOTE F – SEGMENT INFORMATION

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

Operational results and other financial data for the two manufacturing segments for the three and nine months ended September 30, 2001 and September 30, 2002, are presented below:

Three Months Ended September 30, 2001	Mill Operations	Steel Fabrication	Total Segments

	(US$ in thousands)
Revenue from external customers	$93,912	$74,744	$168,656
Intracompany revenues	55,929	—	55,929
Segment profit	8,370	3,037	11,407

Three Months Ended September 30, 2002	Mill Operations	Steel Fabrication	Total Segments

	(US$ in thousands)
Revenue from external customers	$122,602	$69,790	$192,392
Intracompany revenues	44,588	—	44,588
Segment profit	3,538	3,741	7,279

Nine Months Ended September 30, 2001	Mill Operations	Steel Fabrication	Total Segments

	(US$ in thousands)
Revenue from external customers	$288,022	$213,826	$501,848
Intracompany revenues	147,164	—	147,164
Segment profit	14,654	13,458	28,112

Nine Months Ended September 30, 2002	Mill Operations	Steel Fabrication	Total Segments

	(US$ in thousands)
Revenue from external customers	$356,175	$205,801	$561,976
Intracompany revenues	120,690	—	120,690
Segment profit	18,807	9,068	27,875

AMERISTEEL CORPORATION & SUBSIDIARY
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS – (CONTINUED)

Reconciliation of reportable segments to consolidated total:

	Nine Months Ended September 30, 2002	Nine Months Ended September 30, 2001	Three Months Ended September 30, 2002	Three Months Ended September 30, 2001

	(US$ in thousands)
Revenues
Total segments revenues	$682,666	$649,012	$236,980	$224,585
Elimination of intersegment revenues	(120,690)	(147,164)	(44,588)	(55,929)

Consolidated revenues	$561,976	$501,848	$192,392	$168,656

Profit
Total segments profit	$27,875	$28,112	$7,279	$11,407
Other profit or loss	(1,007)	308	(95)	(358)
Elimination of intersegment profits	1,205	(170)	920	182
Unallocated amounts:
Other corporate expense	(1,328)	(502)	(700)	—
Unallocated interest expense	(8,329)	(9,848)	(2,811)	(2,865)

Consolidated income before income taxes	$18,416	$17,900	$4,593	$8,366

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

The Company generally recognizes revenues from sales and the allowance for estimated costs associated with returns from these sales when the product is shipped. Provisions are made for estimated product returns and customer claims based on estimates and actual historical experience. If the historical data used in the estimates does not reflect future returns and claims trends, additional provisions may be necessary. An allowance for doubtful accounts is maintained for estimated losses resulting from the inability of customers to make required payments. If the financial condition of customers were to deteriorate, resulting in the impairment of their ability to make payments, additional allowance may be required.

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

AMERISTEEL CORPORATION
RESULTS OF OPERATIONS (unaudited)
(in thousands, except per to and per share data)

	Nine Months Ended				Three Months Ended

	September 30, 2002 (Unaudited)		September 30, 2001 (Unaudited)		September 30, 2002 (Unaudited)		September 30, 2001 (Unaudited)

Gross Sales	$561,976		$501,848		$192,392		$168,656

Cost of sales	483,641		424,178		167,475		139,704
Cost of sales as percent of sales	86.1%		84.5%		87.0%		82.8%
Selling and administrative	29,794		26,017		10,400		9,210
Depreciation	20,789		20,784		7,019		5,994
Amortization of goodwill	—		3,429		—		1,159
Other operating expense (income)	1,007		(308)		95		358

	535,231		474,100		184,989		157,425

Income from operations	26,745		27,748		7,404		11,231
Other Expenses:
Interest	7,994		9,515		2,700		2,754
Amortization of deferred financing costs	335		333		111		111

Income before income taxes	18,416		17,900		4,593		8,366
Income taxes	7,366		8,523		1,837		3,810

Net income	$11,050		$9,377		$2,756		$4,556

EPS – Basic applicable to common stock	$1.07		$.81		$.27		$.40
EPS - Diluted applicable to common stock	$1.07		$.81		$.27		$.40
EBITDA*	$47,849		$52,113		$14,462		$19,413
EBITDA margin	8.5%		10.4%		6.0%		11.5%
Capital expenditures	17,648		16,655		5,199		4,709
Ratio of EBITDA to interest expense	6.0	x	5.5	x	5.4	x	7.0	x
EBITDA – (ttm)**	$62,375		$62,298
Ratio of total debt to EBITDA (ttm)	3.60	x	2.72	x
Shipped Tons
Stock rebar	519		533		169		158
Merchant bar	695		467		241		163
Rods	97		77		28		28

Subtotal mill finished goods	1,311		1,077		438		349
Fabricated rebar	344		377		120		132
Billets	55		21		15		4

Total shipped tons	1,710		1,475		573		485

Average Selling Prices ($ Per Ton)
Mill finished goods
Stock rebar	$268		$274		$274		$281
Merchant bar	294		291		305		291
Rods	295		288		310		289

Average mill finished goods	283		282		292		286
Fabricated rebar	415		426		427		425
Billets	202		202		214		207
Average mill finished goods prices (per ton)	$283		$282		$292		$286
Average yielded scrap cost (per ton)	97		90		108		94

Average metal spread (per ton)	$186		$192		$184		$192

Average mill conversion costs (per ton)	$129		$127		$134		$128

AMERISTEEL CORPORATION
SUMMARY CONSOLIDATED FINANCIAL INFORMATION (CONT.)

	September 30, 2002		September 30, 2001

(US$000s)	(unaudited)		(unaudited)
Total current assets	$241,258		$217,507
Net property, plant & equipment	313,387		283,139
Total assets	634,224		581,441
Current maturities of LT borrowings	25,604		25,572
Total current liabilities	128,961		125,294
Long term borrowings	191,120		138,269
Total liabilities	388,338		332,064
Shareholders’ equity	245,886		249,377

Current ratio	1.9	x	1.7	x
Debt to capital ratio	46.8%		39.7%

*	EBITDA (earnings before interest taxes depreciation and amortization) excludes non-cash charges.

**	ttm = trailing twelve months

The above summary financial data should be read in conjunction with the Company’s Annual Report on Form 10-K as filed with the Securities and Exchange Commission. Historical results are not necessarily indicative of the results to be expected for the current year.

Gross Sales: Revenues increased $23.7 million and $60.1 million in the three months and nine months ended September 30, 2002 compared to 2001. The acquisition of the Cartersville mill in December 2001 resulted in additional revenues of $24.7 million and $68.4 million during the three months and nine months ended September 30, 2002, respectively, primarily from the sale of merchant bars (inlcuding structurals). Excluding Cartersville, finished tons shipped remained relatively flat in the three month and nine month periods compared to the same periods last year, however product mix shifted in response to market conditions. For the quarter ended September 30, 2002 rebar shipments increased offsetting merchant bar shipment decreases. For the nine months ended September 30, 2002 increased rod shipments offset lower rebar shipments. While overall average pricing improved sequentially from the June 30, 2002 quarter, average mill finished goods selling prices remained about the same for the three months ended September 30, 2002 compared with the same period last year, while prices increased approximately 2% in the nine months ended September 30, 2002 over the same period last year. However due to the changes in product mix, price changes resulted in a $600,000 increase in revenues for the three month periods ended September 30, 2002, and $4.7 million decrease in revenue in the nine months ended September 30, 2002. Average selling prices for rebar and merchant products have come off recent 15 year lows. Implementation of Section 201 of the Trade Act of 1974 has resulted in tariffs of 15% on rebar and 30% for merchant bar. The Cartersville cold drawn facility acquired in July 2002 contributed $1.3 million in revenue during the quarter.

Cost of Sales: Yielded scrap costs, which comprise approximately 35% to 40% of the Company’s cost of sales, averaged $108 per ton and $94 per ton in the three months ended September 30, 2002 and September 30, 2001, respectively. Prices have increased as a result of higher demand for scrap in other domestic steel markets as the Section 201 relief has resulted in increased production at domestic mills, primarily in the flat rolled market. Mill conversion costs have remained flat relative to the same prior year periods, with the higher costs associated with Cartersville being offset by reductions in the other mills. Excluding Cartersville, conversion costs were approximately $128 per ton and $124 per ton for the three months ended and the nine months ended September 30, 2002, compared to $127 per ton and $129 per ton in the same prior year periods, respectively.

Selling and Administrative: Selling and administrative expenses for the three months ended September 30, 2002 were approximately $1.2 million higher than the same period last year due primarily to increased professional fees and the incremental costs associated with the acquired businesses, ABB and Cartersville. For the nine months ended September 30, 2002, selling and administrative costs were approximately $3.7 million higher than the same period last year due to higher professional fees, improved performance incentive pay, severance pay and the incremental costs associated with ABB and Cartersville. The increased professional fees relate primarily to consulting engagements for strategic development initiatives.

Other Operating Expense: Other operating expense in the three and nine months ended September 30, 2002 relates to the closing of the Wilmington and St. Albans fabricating plants. Other operating income in the three months ended September 30, 2001 relates to an insurance deductible charge associated with the cesium melt at the Jacksonville mill in July 2001. Other operating income in the nine months ended September 30, 2001 relates to prior year tax refunds less the insurance deductible.

Interest Expense: Interest expense decreased in the three and nine months ended September 30, 2002 from the same prior year periods due to lower interest rates, which more than offset higher average borrowing. Higher average borrowing resulted from the Cartersville mill and cold drawn acquisitions, and last year’s issuance of common and preferred stock which reduced debt in the comparable prior year periods. The Company’s debt is primarily variable based LIBOR, some of which is hedged via a fixed rate interest swap.

Liquidity and Capital Resources

Net cash provided by operating activities for the nine months ended September 30, 2002 was $23.7 million compared to $75.0 for the same period in the prior year due primarily to incremental working capital. Cartersville operations added approximately $10 million in accounts receivable and $7 million in inventories during the nine months ended September 30, 2002, while gradual price increases have resulted in increased accounts receivable from existing operations. In the nine months ended September 30, 2002, the Company spent a combined $26.0 million related to capital projects, including $5.2 million to purchase fabricating facilities in the northeast that had been leased, and $8.4 million related to the acquisition of the Cartersville cold drawn facility from Republic Technologies in June 2002. This compared to $26.1 million spent in the same prior year period, of which $9.5 million related to the acquisition of ABB.

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

The closure of the Wilmington and St. Albans fabricating facilities did not have a material effect on the cash flows during the quarter. Total charges relating to the closures amounted to approximately $1.0 million which included severance, lease buyouts and non-cash charges relating to equipment disposals.

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

On October 23, 2002 AmeriSteel’s parent corporation, GUSA was part of a business combination involving GUSA, Gerdau Canadian mill operations MRM and Gerdau Courtice, and Co-Steel Inc. of Whitby, Ontario, a Canadian company publicly traded on the Toronto Stock Exchange. Basically, Gerdau S. A., through one or more controlled entities, transferred its stock interests in the Gerdau companies to Co-Steel in exchange for majority ownership of Co-Steel. The name of Co-Steel was the changed to Gerdau Ameristeel Corporation, the common shares of which are traded on the Toronto Stock Exchange under the symbol GNA.to. The business combination did not result in a change of control of AmeriSteel, however certain executives of AmeriSteel, most notably Phillip Casey and Tom Landa, will assume similar executive roles for the new entity, in addition to retaining those positions for AmeriSteel. Management expects AmeriSteel will benefit from synergies to be achieved by the business combination, including savings in freight and sales, general and administrative costs.

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

The value of the Company’s interest rate swaps changes from period to period due to changes in the swap yield curve relative to the swap yield curve at the swap’s inception, and adjusted for the shortening duration. Generally the market value of the swap instrument will decline as interest rates remain lower than previously forecasted and will increase in value as interest rates rise faster than previously anticipated. The Company recognizes the changes in these mark-to-market valuations through other comprehensive income in accordance with FAS 133, “Accounting for Derivative Instruments and Hedging Activities.”

ITEM 4.	CONTROLS AND PROCEDURES

Within the 90-day period prior to the date of this report, the Company carried out an evaluation, under the supervision and with the participation of the Company’s management, including the Company’s Chief Executive Officer and Chief Financial Officer, of the effectiveness of the design and operation of the Company’s disclosure controls and procedures pursuant to Rules 13a-14 and 15d-14 of the Securities Exchange Act of 1934 (the “Exchange Act”). Based upon the evaluation, the Chief Executive Officer and Chief Financial Officer concluded that the Company’s disclosure controls and procedures are effective in timely alerting them to material information relating to the Company (including its consolidated subsidiary) required to be included in the Company's Exchange Act filings.

There have been no significant changes in the Company’s internal controls or in other factors which could significantly affect internal controls subsequent to the date the Company carried out its evaluation.

PART II — OTHER INFORMATION

ITEM 6.	EXHIBITS AND REPORTS ON FORM 8-K

(a) The following documents are filed as exhibits to this Quarterly Report on Form 10-Q:

Exhibit 99 - Written Statement of Chief Executive Officer and Chief Financial Officer

(b) Reports on Form 8-K:

None.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

AMERISTEEL CORPORATION
Date: November 14, 2002	/s/ PHILLIP E. CASEY

Phillip E. Casey, President and Chief Executive Officer

Date: November 14, 2002	/s/ TOM J. LANDA

Tom J. Landa, Vice President, Chief Financial Officer and Secretary (Principal Financial Officer); Director

Date: November 14, 2002	/s/ ROBERT POWELL

Robert Powell, Corporate Controller (Principal Accounting Officer)

 CERTIFICATIONS

I, Phillip E. Casey, certify that:

         1.       I have reviewed this quarterly report on Form 10-Q of AmeriSteel Corporation;

         2.        Based on my knowledge, this quarterly report does not contain any untrue statement of a material fact or omit to state a material fact necessary to make the statements made, in light of the circumstances under which such statements were made, not misleading with respect to the period covered by this quarterly report;

         3.       Based on my knowledge, the financial statements, and other financial information included in this quarterly report, fairly present in all material respects the financial condition, results of operations and cash flows of the registrant as of, and for, the periods presented in this quarterly report;

         4.       The registrant’s other certifying officers and I are responsible for establishing and maintaining disclosure controls and procedures (as defined in Exchange Act Rules 13a-14 and 15d-14) for the registrant and we have:

a)	designed such disclosure controls and procedures to ensure that material information relating to the registrant, including its consolidated subsidiaries, is made known to us by others within those entities, particularly during the period in which this quarterly report is being prepared;

b)	evaluated the effectiveness of the registrant’s disclosure controls and procedures as of a date within 90 days prior to the filing date of this quarterly report (the “Evaluation Date”); and

c)	presented in this quarterly report our conclusions about the effectiveness of the disclosure controls and procedures based on our evaluation as of the Evaluation Date;

         5.       The registrant’s other certifying officers and I have disclosed, based on our most recent evaluation, to the registrant’s auditors and the audit committee of registrant’s board of directors (or persons performing the equivalent function):

a)	all significant deficiencies in the design or operation of internal controls which could adversely affect the registrant’s ability to record, process, summarize and report financial data and have identified for the registrant’s auditors any material weaknesses in internal controls; and

b)	any fraud, whether or not material, that involves management or other employees who have a significant role in the registrant’s internal controls; and

         6.       The registrant’s other certifying officers and I have indicated in this quarterly report whether or not there were significant changes in internal controls or in other factors that could significantly affect internal controls subsequent to the date of our most recent evaluation, including any corrective actions with regard to significant deficiencies and material weaknesses.

Date: November 14, 2002

/s/ PHILLIP E. CASEY

Phillip E. Casey President and Chief Executive Officer

I, Tom J. Landa, certify that:

         1.       I have reviewed this quarterly report on Form 10-Q of AmeriSteel Corporation;

         2.        Based on my knowledge, this quarterly report does not contain any untrue statement of a material fact or omit to state a material fact necessary to make the statements made, in light of the circumstances under which such statements were made, not misleading with respect to the period covered by this quarterly report;

         3.       Based on my knowledge, the financial statements, and other financial information included in this quarterly report, fairly present in all material respects the financial condition, results of operations and cash flows of the registrant as of, and for, the periods presented in this quarterly report;

         4.       The registrant’s other certifying officers and I are responsible for establishing and maintaining disclosure controls and procedures (as defined in Exchange Act Rules 13a-14 and 15d-14) for the registrant and we have:

a)	designed such disclosure controls and procedures to ensure that material information relating to the registrant, including its consolidated subsidiaries, is made known to us by others within those entities, particularly during the period in which this quarterly report is being prepared;

b)	evaluated the effectiveness of the registrant’s disclosure controls and procedures as of a date within 90 days prior to the filing date of this quarterly report (the “Evaluation Date”); and

c)	presented in this quarterly report our conclusions about the effectiveness of the disclosure controls and procedures based on our evaluation as of the Evaluation Date;

         5.       The registrant’s other certifying officers and I have disclosed, based on our most recent evaluation, to the registrant’s auditors and the audit committee of registrant’s board of directors (or persons performing the equivalent function):

a)	all significant deficiencies in the design or operation of internal controls which could adversely affect the registrant’s ability to record, process, summarize and report financial data and have identified for the registrant’s auditors any material weaknesses in internal controls; and

b)	any fraud, whether or not material, that involves management or other employees who have a significant role in the registrant’s internal controls; and

         6.       The registrant’s other certifying officers and I have indicated in this quarterly report whether or not there were significant changes in internal controls or in other factors that could significantly affect internal controls subsequent to the date of our most recent evaluation, including any corrective actions with regard to significant deficiencies and material weaknesses.

Date: November 14, 2002

/s/ TOM J. LANDA

Tom J. Landa Vice President, Chief Financial Officer and Secretary; Director